Form 10-Q
period 1996-09-30
CORE MARK INTERNATIONAL INC
filed 1996-11-13
CIK 1024726

                                      FORM 10-Q
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________________to____________________

                           Commission file number 333-14217
                                     ============
                            CORE-MARK INTERNATIONAL, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                       91-1295550
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         395 OYSTER POINT BOULEVARD, SUITE 415           94080
         SOUTH SAN FRANCISCO, CA                         (Zip Code)
         (Address of principal executive offices)

          Registrant's telephone number, including area code: (415) 589-9445

                                     ============

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X  No
                       ---        ---
Registrant's Common Stock outstanding at October 31, 1996 was 5,500,000 shares.
                    ===============================================

                          CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
    Condensed Consolidated Balance Sheets as of December 31, 1995 and September 30, 1996                                3
    Condensed Consolidated Statements of Income for the three and nine months ended September 30, 1995 and 1996         4
    Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1996               5
    Notes to Condensed Consolidated Financial Statements                                                                6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           8

PART II - OTHER INFORMATION
    Item 1:   Legal Proceedings                                                                                        12
    Item 2:   Changes in Securities                                                                                    12
    Item 3:   Defaults upon Senior Securities                                                                          12
    Item 4:   Submission of Matters to a Vote of Security Holders                                                      12
    Item 5:   Other information                                                                                        12
    Item 6:   Exhibits and Reports on Form 8-K                                                                         12
Signature                                                                                                              13

                                         PART I - FINANCIAL INFORMATION
                                           ITEM 1: FINANCIAL STATEMENTS
                                  CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS OF DOLLARS)

                                                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                                                         1995            1996
                                                                                                      -----------    -------------
                                                                                                                     (UNAUDITED)
ASSETS
Current assets:
    Cash                                                                                              $  24,447      $ 16,394
    Receivables:
         Trade accounts, less allowance for doubtful accounts of $3,600 and
              $3,823, respectively                                                                       91,858        83,672
         Other                                                                                           13,332         9,310
    Inventories, net of LIFO allowance of $11,076 and $12,436, respectively                              96,703        73,296
    Prepaid expenses and other                                                                            4,542         5,713
                                                                                                      ---------      --------
         Total current assets                                                                           230,882       188,385
                                                                                                      ---------      --------
Property and equipment                                                                                   40,746        44,478
    Less accumulated depreciation                                                                       (20,217)      (23,140)
                                                                                                      ---------      --------
    Net property and equipment                                                                           20,529        21,338
Other assets                                                                                              6,700         9,245
Goodwill, net of accumulated amortization of $13,242 and $14,726, respectively                           66,425        64,941
                                                                                                      ---------      --------
                                                                                                      $ 324,536      $283,909
                                                                                                      =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                                                            $  47,205      $ 43,880
    Cigarette and tobacco taxes payable                                                                  40,613        38,861
    Income taxes payable                                                                                  3,057         2,915
    Deferred income taxes                                                                                 7,274         6,798
    Other accrued liabilities                                                                            28,503        27,626
                                                                                                       --------      --------
         Total current liabilities                                                                      126,652       120,080
                                                                                                       --------      --------
Long-term debt                                                                                          101,598       163,339
Other accrued liabilities and deferred income taxes                                                       8,617         8,563
                                                                                                       --------      --------
    Total liabilities                                                                                   236,867       291,982
                                                                                                       --------      --------
Commitments and contingencies

Shareholders' equity:
    Common stock; $.01 par value; 3,000 shares authorized; 100 shares issued and outstanding in 1995       --           --
    Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding in 1996                                                   --              55
    Additional paid-in capital                                                                          128,351        26,121
    Accumulated deficit                                                                                 (35,790)      (29,569)
    Cumulative currency translation adjustments                                                          (1,313)       (1,101)
    Additional minimum pension liability                                                                 (3,579)       (3,579)
                                                                                                       --------      --------
         Total shareholders' equity (deficit)                                                            87,669        (8,073)
                                                                                                       --------      --------
                                                                                                       $324,536      $283,909
                                                                                                       ========      ========

           See Notes to Condensed Consolidated Financial Statements
                                       3

                              CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (IN THOUSANDS OF DOLLARS)
                                                 (UNAUDITED)

                                                          THREE MONTHS            NINE MONTHS
                                                       ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                      --------------------   -----------------------
                                                         1995       1996        1995         1996
                                                      ---------   --------   ----------   ----------
Net sales                                              $545,275   $568,691   $1,528,710   $1,637,266
Cost of goods sold                                      507,291    529,338    1,420,099    1,518,946
                                                      ---------   --------   ----------   ----------
    Gross profit                                         37,984     39,353      108,611      118,320
Operating and administrative expenses                    31,905     32,886       92,583       97,402
                                                      ---------   --------   ----------   ----------
    Operating income                                      6,079      6,467       16,028       20,918
Interest expense, net                                     1,649      2,694        5,408        5,665
Debt refinancing and issuance costs                         320        293          746          928
                                                      ---------   --------   ----------   ----------
    Income before income taxes and extraordinary item     4,110      3,480        9,874       14,325
Income tax expense                                        1,832      1,645        4,456        6,274
                                                      ---------   --------   ----------   ----------
    Income before extraordinary item                      2,278      1,835        5,418        8,051
Extraordinary item, net of tax (Note 2)                    ---      (1,830)         ---       (1,830)
                                                      ---------   --------   ----------   ----------
    Net income                                         $  2,278   $      5   $    5,418    $   6,221
                                                      =========   ========   ==========   ==========

              See Notes to Condensed Consolidated Financial Statements.

                   CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF DOLLARS)
                                     (UNAUDITED)


                                                         NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                 -------------------------
                                                    1995            1996
                                                  ---------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $ 34,223      $ 43,668
INVESTING ACTIVITIES:
    Additions to property and equipment              (4,763)       (3,983)
    Net assets of acquired businesses                (9,610)         ---
    Other                                                (2)          (64)
                                                  ---------      --------
Net cash used in investing activities               (14,375)       (4,047)
                                                  ---------      --------
FINANCING ACTIVITIES:
    Issuance of senior subordinated notes               --         75,000
    Net payments under revolving credit agreement   (15,956)      (13,259)
    Debt refinancing and issuance costs              (5,380)       (7,474)
    Net proceeds from sale of common stock              --         39,075
    Purchase of common shares                          (195)     (141,250)
                                                  ---------      --------
Net cash used in financing activities               (21,531)      (47,908)
                                                  ---------      --------
Effects of changes in foreign exchange rates            476           234
                                                  ---------      --------
Decrease in cash                                     (1,207)       (8,053)
Cash, beginning of period                            17,080        24,447
                                                  ---------      --------
CASH, END OF PERIOD                               $  15,873      $ 16,394
                                                  ---------      --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
    Interest                                      $   5,162      $  5,270
    Income taxes                                      4,847         5,565

            See Notes to Condensed Consolidated Financial Statements.

           CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED SEPTEMBER 30, 1996
                               (UNAUDITED)
1.  BASIS OF PRESENTATION

    The condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1996, have been prepared by Core-Mark International, Inc. (the Company). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company (subject to year-end adjustments) with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

    The condensed consolidated balance sheet as of December 31, 1995, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Registration Statement on Form S-4 filed under the Securities Act of 1933 (File No. 333-14217) on October 16, 1996 include accounting policies and additional information pertinent to an understanding of both the December 31, 1995 balance sheet and the interim financial statements included herein.

2.  RECAPITALIZATION

    On August 7, 1996, the Company completed a recapitalization (the "Recapitalization") which resulted in the purchase of newly issued common stock of the company by Jupiter Partners L.P. ("Jupiter") for $41.3 million in cash, the redemption of all of the common stock held by three financial institutions and a portion of the common stock held by six members of senior management ("Senior Management") for $135.0 million in cash and $6.3 million initial value of subordinated notes due 2004. Pursuant to the stock subscription agreement between the Company and Jupiter, the Company paid an affiliate of Jupiter a transaction fee of $2.2 million on August 7, 1996. Upon completion of the Recapitalization, Jupiter and Senior Management owned 75% and 25%, respectively, of the outstanding common stock of the Company. Jupiter also purchased from the Company an $18.8 million subordinated note due 2004. Both of these subordinated notes were repaid prior to September 30, 1996, as discussed in Note 3.

    In connection with the Recapitalization, the Company entered into a credit facility with a group of banks, which provides for aggregate borrowings of up to $210.0 million, consisting of: (i) a $35.0 million term loan (the "Term Loan"), which was repaid as discussed in Note 3, and (ii) a revolving credit facility (the "Revolving Credit Facility"), under which borrowings in the amount of up to $175.0 million are available (subject to compliance with a borrowing base) for working capital and general corporate purposes. Under the Revolving Credit Facility the Company has the option to borrow under Eurodollar Rate Advances, which bear interest at 2.5% above the bank's Eurodollar Rate, or Base Rate Advances which bear interest at 1.5% above the bank's Base Rate. The bank's Base Rate and Eurodollar Rate was 8.25% and 5.41%, respectively, at September 30, 1996. There is a commitment fee of 0.5% on the unused portion of the Revolving Credit Facility.

    Simultaneously with the closing of the stock purchase and the redemptions, the Company fully repaid the outstanding debt under a previous credit facility. The early extinguishment of the previously existing debt resulted in a one-time extraordinary charge to income to write-off unamortized debt refinancing costs of $1.8 million which is net of a $1.2 million income tax benefit.

3. NOTE OFFERING

    On September 27, 1996, the Company issued $75.0 million of 11 3/8% Senior Subordinated Notes (the "Notes") which mature on September 15, 2003, the proceeds of which were used to repay in full the subordinated notes and Term Loan discussed in Note 2. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1997.

4.  INVENTORIES

    The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. An increase in cost of goods sold and a decrease in inventories resulted using the LIFO method of $713,000 and $633,000 for the three months ended September 30, 1995 and 1996, respectively, and $1,846,000 and $1,360,000 for the nine months ended September 30, 1995 and 1996, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

5.  EXCISE TAXES

    State and provincial excise taxes paid by the Company on cigarettes were $124,233,000 and $123,325,000 for the three months ended September 30, 1995 and 1996, respectively, and $346,208,000 and $361,118,000 for the nine months ended September 30, 1995 and 1996, respectively. These amounts are included in net sales and cost of goods sold for the periods indicated.

                                 ITEM 2:


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS

   The following discussion should be read in conjunction with Management's Discussion and Analysis included in the Company's Registration
Statement on Form S-4 filed under the Securities Act of 1933 (File No. 333-14217) on October 16, 1996.

GENERAL

    The Company is a broad-line, full-service wholesale distributor of packaged consumer products to the convenience retail industry in North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries, and non-alcoholic beverages, and non-food products such as film, batteries, and other sundries, health and beauty care products and tobacco products other than cigarettes.

RECAPITALIZATION AND NOTE OFFERING

Recapitalization

    Prior to August 7, 1996, the Company was owned by six members of senior management ("Senior Management") and by three financial institutions (the "Institutional Shareholders"). On August 7, 1996, the Company completed a recapitalization (the "Recapitalization") pursuant to which:

    1. Jupiter Partners L.P.("Jupiter") purchased for $41.3 million in cash newly issued common stock of the Company which, following the Recapitalization, represents 75% of the Company's outstanding common stock.

    2. Jupiter purchased from the Company for $18.8 million a subordinated note due 2004, which was repaid prior to September 30, 1996.

    3. The Company redeemed all of the common stock held by the Institutional Shareholders and a portion of the common stock held by Senior Management for $135.0 million in cash and $6.3 million initial value of subordinated notes due 2004, which was repaid prior to September 30, 1996.

    4.   Senior Management retained 25% of the common stock of the Company.

     As a result of the transactions comprising this Recapitalization, the Company has a total shareholders' deficit as of September 30, 1996.

    In connection with the Recapitalization, the Company entered into a credit facility (the "Senior Credit Facility") with a group of banks, which provides for aggregate borrowings of up to $210.0 million, consisting of: (i) a $35.0 million term loan (the "Term Loan") (which was repaid from the proceeds of the Note Offering described below), and (ii) a revolving credit facility (the "Revolving Credit Facility"), under which borrowings in the amount of up to $175.0 million are available (subject to compliance with a borrowing base) for working capital and general corporate purposes. Under the Revolving Credit Facility, the Company has the option to borrow under Eurodollar Rate Advances which bear interest at 2.5% above the bank's Eurodollar Rate or Base Rate Advances which bear interest at 1.5% above the bank's Base Rate. The bank's Base Rate and Eurodollar Rate was 8.25% and 5.41%, respectively, at September 30, 1996. There is a commitment fee of 0.5% on the unused portion of the Revolving Credit Facility.

    Simultaneously with the closing of the stock purchase and the redemptions, the Company fully repaid the outstanding debt under a previous credit facility. The early extinguishment of the previously existing debt resulted in a one-time extraordinary charge to income to write-off unamortized bank fees of $1.8 million which is net of a $1.2 million income tax benefit.

 Note Offering

    On September 27, 1996, the Company issued $75.0 million of 11 3/8% Senior Subordinated Notes (the "Notes") which mature on September 15, 2003.
Interest on the Notes is payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1997.

    The net proceeds available to the Company from the sale of the Notes, after deducting estimated expenses incurred in connection with such sale, were approximately $71.8 million. Such net proceeds were used principally to repay the indebtedness under the Term Loan ($35.0 million principal amount plus accrued interest thereon) and the subordinated notes ($25.0 million initial value plus accreted interest thereon). The balance of the net proceeds (approximately $12.3 million) was used to reduce outstanding balances under the Revolving Credit Facility.

Summary

    The Company incurred additional debt as a result of the Recapitalization and Note Offering of approximately $110.8 million to finance the cost of the stock purchase and redemptions of $100.0 million, plus total transactions costs (including both paid and accrued costs) of $10.8 million.

    Since the subordinated notes and the Term Loan were repaid as part of the Note Offering only a short time after their original issuance, the sources and uses of funds of the Recapitalization and the Note Offering transactions are summarized by assuming they both occurred on August 7, 1996, the date of the Recapitalization, as follows (in millions):

          Sources                                           Uses
-------------------------------          -------------------------------------

Sale of Common Stock to Jupiter  $41.3   Redemption of Common Stock            $ 141.3
Senior Credit Facility            88.0   Repayment of previous credit facility    52.2
Note Offering                     75.0   Debt refinancing and issuance costs       8.6
                                         Recapitalization transaction costs        2.2
                               -------                                         -------
    Total Sources              $ 204.3   Total Uses                            $ 204.3
                               -------                                         -------
                               -------                                         -------


RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

                                            Three Months         Nine Months
                                                Ended                Ended
                                            September 30,       September 30,
                                          ----------------     ----------------
                                           1995       1996      1995      1996
                                          ------     ------    ------    ------
Net sales                                 100.0%     100.0%    100.0%    100.0%
Cost of goods sold                         93.0       93.1      92.9      92.8
                                          ------     ------    ------    ------
Gross profit                                7.0        6.9       7.1       7.2
Operating & administrative expenses         5.9        5.8       6.1       5.9
                                          ------     ------    ------    ------
Operating income                            1.1%       1.1%      1.0%      1.3%
                                          ------     ------    ------    ------
                                          ------     ------    ------    ------


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

    NET SALES. Net sales for the three months ended September 30, 1996 were $568.7 million, an increase of $23.4 million or 4.3% compared to the same period in 1995. The increase was due to growth in all product categories of the Company's operations.

    Cigarette net sales for the three months ended September 30, 1996 were $388.4 million, an increase of $5.2 million or 1.4% compared to the same period in 1995 as a result of increases in prices of both U.S. and Canadian cigarettes, offset by a slight decrease in unit volumes. The Company's total cigarette unit sales for the three months ended September 30, 1996 were 23.3 million cartons, a decrease of 0.2 million cartons compared to the same period in 1995.

    Net sales of food and non-food products for the three months ended September 30, 1996 were $180.3 million, an increase of $18.2 million or 11.3% compared to the same period in 1995. The increase was primarily due to the Company's focus on increasing food and non-food product sales. The increase primarily occurred in candy sales, which increased $4.4 million or 8.3%, other tobacco sales, which increased $3.6 million or 12.8% and general merchandise sales, which increased $3.5 million or 29.4%.

    GROSS PROFIT. Gross profit for the three months ended September 30, 1996 was $39.4 million, an increase of $1.4 million or 3.6% compared to 1995. For the three months ended September 30, 1996, the Company recognized LIFO expense of $0.6 million compared to $0.7 million for the same period in 1995. The gross profit margin for the three months ended September 30, 1996 decreased slightly compared to the same period in 1995, primarily due to a slight decline in cigarette gross profit margins.

    OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended September 30, 1996 were $32.9 million, an increase of $1.0 million or 3.1% compared to 1995. However, such expenses for the three months ended September 30, 1996 decreased to 5.8% of net sales as compared to 5.9% for the same period last year due to relatively flat general and administrative expenses.

    OPERATING INCOME. As a result of the above, operating income for the three months ended September 30, 1996 was $6.5 million, an increase of $0.4 million or 6.4% as compared to the same period in 1995. As a percentage of net sales, operating income for the three months ended September 30, 1996 and 1995 were the same at 1.1%.

    NET INTEREST EXPENSE. Net interest expense for the three months ended September 30, 1996 was $2.7 million, an increase of $1.0 million or 63.4% compared to the same period in 1995. The net increase resulted from an increase in average debt levels due to the Recapitalization, offset by slightly lower interest rates.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

    NET SALES. Net sales for the nine months ended September 30, 1996 were $1,637.3 million, an increase of $108.6 million or 7.1% compared to the same period in 1995. The increase was due to growth in all product categories of the Company's operations. In the second quarter of 1995, the Company acquired selected assets of two businesses, increasing net sales for the nine months ended September 30, 1996 by approximately $16 million compared to the same period in 1995.

    Cigarette net sales for the nine months ended September 30, 1996 were $1,133.0 million, an increase of $57.0 million or 5.3% compared to the same period in 1995 as a result of increases in unit volumes and increases in prices of both U.S. and Canadian cigarettes. This increase was also partially due to the acquisitions described above (approximately $11 million). The Company's total cigarette unit sales for the nine months ended September 30, 1996 were 68.6 million cartons, an increase of 2.5 million cartons compared to the same period in 1995. Of this increase, 0.7 million cartons were attributable to the acquisitions described above.

   Net sales of food and non-food products for the nine months ended September 30, 1996 were $504.2 million, an increase of $51.6 million or 11.4% compared to the same period in 1995. This increase was partially due to the acquisitions described above (which contributed approximately $5 million) and the Company's focus on increasing food and non-food product sales. The increase primarily occurred in candy sales, which increased $14.0 million or 9.1%, other tobacco sales, which increased $10.9 million or 13.4% and general merchandise sales, which increased $8.3 million or 25.8%.

    GROSS PROFIT. Gross profit for the nine months ended September 30, 1996 was $118.3 million, an increase of $9.7 million or 8.9% compared to 1995.
For the nine months ended September 30, 1996, the Company recognized LIFO expense of $1.4 million compared to $1.8 million for the same period in 1995.

    The increase in gross profit margin of 0.1% for the nine months ended September 30, 1996 as compared to the same period in 1995 was principally the result of higher profits from forward buying of cigarettes in advance of price increases which occurred in the second quarter of both periods.

    The gross profit margin on food and non-food sales increased slightly compared to the prior year, primarily as a result of a candy price increase in late 1995.

    OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the nine months ended September 30, 1996 were $97.4 million, an increase of $4.8 million or 5.2% compared to 1995. However, such expenses for the nine months ended September 30, 1996 decreased to 5.9% of net sales as compared to 6.1% for the same period last year due to relatively flat general and administrative expenses.

    OPERATING INCOME. As a result of the above, operating income for the nine months ended September 30, 1996 was $20.9 million, an increase of $4.9 million or 30.5% as compared to the same period in 1995. As a percentage of net sales, operating income for the nine months ended September 30, 1996 was 1.3%, as compared to 1.0% for the same period in 1995.

    NET INTEREST EXPENSE. Net interest expense for the nine months ended September 30, 1996 was $5.7 million, an increase of $0.3 million or 4.8% compared to the same period in 1995. The net increase resulted from an increase in average debt levels due to the Recapitalization, partially offset by lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs arise primarily from the funding of its working capital needs, capital expenditure programs, and debt service requirements with respect to its Revolving Credit Facility and Notes. The Company has no mandatory payments of principal on the Notes scheduled prior to their final maturity and has no mandatory payments of principal scheduled under the Revolving Credit Facility, which matures June 30, 2001. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities.

    The Company's debt obligations totaled $163.3 million at September 30, 1996, an increase of $61.7 million from $101.6 million at December 31, 1995. The net increase in outstanding debt is due primarily to the Recapitalization described above, partially offset by a reduction in working capital funding requirements resulting principally from decreases in inventory and accounts receivable. Debt requirements are generally the highest at December 31 when the Company historically carries higher inventories.

    The Company's principal sources of liquidity are net cash provided by operating activities and its Revolving Credit Facility. At year end the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically lower at the end of any fiscal year compared to interim periods.

    Net cash used in investing activities of $4.0 million was for capital expenditures for the nine months ended September 30, 1996.

                             PART II - OTHER INFORMATION

Item 1:   Legal Proceedings

         In May 1996, the court of Appeals for the Fifth Circuit decertified a federal class action purportedly brought on behalf of all cigarette smokers in the United States. Following the decertification, lawyers for the class brought state class action lawsuits in a number of states, with the objective of filing such lawsuits in all fifty states, the District of Columbia and Puerto Rico. Several of these state lawsuits name cigarette distributors such as the Company as defendants. In June 1996, a subsidiary of the Company was named as a defendant in a class action lawsuit filed in state court in New Mexico. The action was later voluntarily dismissed without prejudice in order to permit a realignment of the parties. The lawsuit was subsequently refiled in September 1996 and voluntarily dismissed October 2, 1996.

         The New Mexico lawsuit was most recently refiled on October 10, 1996. A subsidiary of the Company is named as a defendant in the complaint. The other defendants include the principal
    U.S. tobacco manufacturers as well as other distributors. The case is brought on behalf of a putative class of smokers who reside in New Mexico, each of whom is allegedly nicotine dependent. The suit seeks, on behalf of the class, compensatory damages, punitive damages and equitable relief, including medical monitoring of the class members. The Company has been indemnified with respect to certain claims alleged in this suit.

        On October 2, 1996, the Company was served with a summons and complaint in an action brought by the County of Los Angeles against major tobacco manufacturers, the Company and other distributors of tobacco products. The complaint seeks, inter alia, damages and restitution for monies expended by the County for the health care of smokers. The Company has been indemnified with respect to certain claims alleged in this suit.

         The Company does not believe that these actions will have a material adverse effect on the Company's financial condition.

         In addition, the Company is a party to other lawsuits incurred in the ordinary course of its business. The Company believes it is adequately insured with respect to such lawsuits or that such lawsuits will not result in losses material to its consolidated financial position or results of operations.

Item 2:   Changes in Securities

     Not applicable

Item 3:   Defaults Upon Senior Securities

     Not applicable

Item 5:   Other Information

     Not applicable

Item 6:   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during this quarter

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CORE-MARK INTERNATIONAL, INC.
                                          (Registrant)

Date:  November 13, 1996                By: /s/  Leo F. Korman
       -----------------                    ------------------------
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer and
                                          duly authorized officer)