Form 10-K405
period 1996-12-31
CORE MARK INTERNATIONAL INC
filed 1997-03-28
CIK 1024726

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______TO_______

                        COMMISSION FILE NUMBER 333-14217

                               ============

                        CORE-MARK INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)


            DELAWARE                                       91-1295550
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)        Identification No.)


            395 OYSTER POINT BOULEVARD, SUITE 415
            SOUTH SAN FRANCISCO, CA                             94080
            (Address of principal executive offices)       (Zip Code)


  Registrant's telephone number, including area code: (415) 589-9445


  Securities registered pursuant to Section 12(b) of the Act:  NONE


   Securities registered pursuant to Section 12(g) of the Act:  NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 1997, all of the Registrant's voting stock was held by affiliates of the Registrant. (See Item 12.)


Registrant's Common Stock outstanding at February 28, 1997 was 5,500,000 shares.

                   FORWARD-LOOKING STATEMENTS OR INFORMATION

     Certain statements contained in this annual report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere herein and in the documents incorporated herein by reference are not statements of historical fact but are future-looking or forward-looking statements that may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such forward-looking terminology as the words "believes," "expects," "may," "will," "should," or "anticipates" (or the negative of such terms) or other variations thereon or comparable terminology, or because they involve discussions of Core-Mark International, Inc.'s (the "Company") strategy. Such forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. The ability of the Company to achieve the results anticipated in such statements is subject to various risks and uncertainties and other factors which may cause the actual results, level of activity, performance or achievements of the Company or the industry in which it operates to be materially different from any future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the general state of the economy and business conditions in the United States and Canada; adverse changes in consumer spending; the ability of the Company to implement its business strategy, including the ability to integrate recently acquired businesses into the Company; the ability of the Company to obtain financing; competition; the level of retail sales of cigarettes and other tobacco products; possible effects of legal proceedings against manufacturers and sellers of tobacco products and the effect of government regulations affecting such products. As a result of the foregoing and other factors affecting the Company's business beyond the Company's control, no assurance can be given as to future results, levels of activity, performance or achievements and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.


                                        PART I

ITEM 1. BUSINESS

GENERAL

     The Company, with annual net sales of over $2.0 billion, is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The Company's principal customers include traditional and petroleum convenience stores, grocery stores, drug stores, mass merchandisers and liquor stores. The Company offers its customers a wide variety of products including cigarettes, candy, snacks, fast food, groceries, health and beauty care products and other general merchandise.

     The Company's principal markets include the western United States and western Canada. The Company services its United States customers from 15 distribution facilities, seven of which are located in California. In Canada, the Company services its customers from four distribution facilities.

HISTORY

     The Company's origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded. In 1989, the Company was acquired by a financial buyer. In 1994, the Company repurchased such group's common stock ownership in the Company, and members of senior management and certain lenders acquired equity in a new holding company which held all of the stock of the Company. In August 1996, the Company completed a recapitalization. The Company's equity is now held 75% by Jupiter Partners, L.P. ("Jupiter") and 25% by senior management.

INDUSTRY OVERVIEW

     Wholesale distributors provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from wholesale distributors' broad retail coverage, inventory management and efficient processing of small orders. Wholesale distributors provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. In addition, large full-service wholesale distributors such as the Company offer retailers the ability to participate in manufacturer-sponsored marketing programs, merchandising and category management services and systems focused on minimizing customers' investment in inventory.

     The wholesale distribution industry is highly fragmented and has historically consisted of a large number of small, privately-owned businesses and a small number of large, full-service wholesale distributors serving multiple geographic regions. Relative to smaller competitors, large distributors such as the Company benefit from several competitive advantages, including purchasing power, the ability to service chain accounts, economies of scale in sales and operations, the ability to spread fixed corporate costs over a larger revenue base and the resources to invest in MIS and other productivity enhancing technology. These factors have led to a consolidation of the wholesale distribution industry as companies either exit the industry or are acquired by large distributors seeking to further leverage their existing operations.

BUSINESS STRATEGY

     The Company's business strategy is to increase net sales and improve operating margins. To achieve these goals, the Company intends to: (i) increase sales to existing customers, particularly of higher gross margin, non-cigarette products; (ii) add new customer locations in existing markets, particularly along existing routes; (iii) continue to implement distribution productivity enhancement programs; and (iv) make selective acquisitions.

     INCREASE SALES TO EXISTING CUSTOMERS. Because the Company generally carries many products that its typical retail store customer purchases from other suppliers, a primary element of its growth strategy is to increase sales to existing customers. The Company's typical customer purchases its products from the Company, from manufacturers who distribute directly to retailers, and from a variety of smaller local distributors or jobbers. The Company is particularly focused on replacing local distributors and jobbers in order to increase sales of health and beauty care products and general merchandise products, all of which carry higher gross margins than cigarettes. As part of this effort, the Company provides compensation incentives to its sales force and a number of value-added services and marketing programs to its customers. These programs include: (i) Convenience 2000-Registered Trademark- (which offers enhanced purchasing power and promotions to small, independent convenience stores); (ii) Smart Sets (which helps ensure that retailers display the right product in the right place); and (iii) Profit Builder and Promo Power (regular Company publications which describe new products and manufacturer promotions).

     ADD NEW CUSTOMER LOCATIONS IN EXISTING MARKETS. The Company is also seeking to leverage its existing distribution network by securing additional customers on existing routes. The Company believes it has many opportunities to add additional customers at low marginal distribution costs. The Company is also beginning to focus on a number of new trade channels, including hotel gift shops, military bases, correctional facilities, college bookstores, movie theaters and video rental stores. The Company believes that there is significant opportunity to increase net sales and profitability by adding new customers and maximizing economies of scale.

     PRODUCTIVITY ENHANCEMENT PROGRAMS. During the past five years, the Company has devoted a significant portion of its capital spending to a variety of productivity enhancement programs. These productivity enhancement programs include: (i) BOSS, a batch order selection system that increases the efficiency and reduces the cost of full-case order fulfillment; (ii) Pick-to-Light, a paperless picking system that reduces the travel time for the selection of less-than-full-case order fulfillment; (iii) Radio Frequency, a hand-held wireless computer technology that eliminates paperwork and updates receiving inventory levels and stocking requirements on a real-time basis; (iv) Checker Automation, an on-line order verification system that has significantly reduced labor costs by automating inspection of order accuracy; and (v) fleet management tools such as Roadshow, a software program that optimizes the routing of customer deliveries. The Company intends to continue to pursue cost reductions by completing the roll-out of these and other programs.

     SELECTIVE ACQUISITIONS. The wholesale distribution industry is highly fragmented and comprised mainly of a large number of small, privately-held businesses. Management believes that the consolidation that has taken place in recent years will continue and that numerous attractive acquisition opportunities will arise. Given the current utilization rates of the Company's existing warehouse and distribution facilities as well as the quality of the Company's in-house MIS capability, management believes that a significant amount of incremental revenues can be integrated into the Company's operations without significant additions to fixed costs.

PRODUCTS DISTRIBUTED

     The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. Cigarette net sales constituted approximately 69% of the Company's total net sales in 1996.

     CIGARETTE PRODUCTS

     The Company offers substantially all brands of cigarettes from all of the major manufacturers, including national premium labels such as Marlboro, Winston and Player; discount labels such as Viceroy and Doral; and deep discount labels such as the Company's private label brand, Best Buy-Registered Trademark-, as well as Basic, Best Value, Monarch and GPC.

     FOOD AND NON-FOOD PRODUCTS

     The Company offers its customers a wide variety of food and non-food products (over 32,000 stock keeping units (SKU's)), including candy, snacks, fast food, groceries, non-alcoholic beverages, health and beauty care products and general merchandise. The Company's strategy is to offer its convenience retail store customers a variety of food and non-food products at reasonable prices in flexible quantities.

     FOOD PRODUCTS. The Company's candy products include such brand name items as Snickers, Hershey Kisses, M&M's, Lifesavers and Dentyne. The Company also offers its own private label "Cable Car"-Registered Trademark- candy line. The Company's snack products include brand names such as Keebler, Nabisco and Planters.

     The Company's grocery products include national brand name items such as Del Monte, Carnation, Kellogg's and Purina ranging from canned vegetables, soups, cereals, baby food, frozen foods, soaps and paper products to pet foods. The Company offers a variety of non-alcoholic beverages, including juices under brand names such as Tropicana, Veryfine and Gatorade.

     The Company's fast food products include prepared sandwiches, hot deli foods, slush drinks, hot beverages, pastries and pizza, as well as packaged supplies and paper goods, including brand name items such as Superior Coffee, Tyson chicken, Oscar Mayer meats and Kraft and Heinz condiments. Since 1994, the Company has targeted the fountain, slush, hot beverage (coffee and hot chocolate) and frozen food product categories, which present significant growth opportunities as sales in these product categories are among the fastest growing product offerings of the convenience store industry.

     NON-FOOD PRODUCTS. General merchandise products range from film, tape, batteries, cigarette lighters and glue to automotive products and include brand names such as Fuji, Kodak, Scotch and Mead Envelope. Health and beauty care products include analgesics, hair care, cosmetics, hosiery, dental products and lotions, from manufacturers of brand names such as Crest, Tylenol, Johnson & Johnson Band-Aid, Vicks, Gillette and Jergens. The Company's broad assortment of tobacco products includes imported and domestic cigars, smokeless tobacco (snuff), chewing tobacco, smoking tobacco and smoking accessories.

CUSTOMERS

     The Company's current customer base is comprised of a wide range of retailers, including traditional and petroleum convenience stores, grocery stores, drug stores, mass-merchandisers and liquor stores. Recently, the Company has begun to expand its distribution to hotel gift shops, military bases, correctional facilities, college bookstores, movie theaters and video rental stores. In 1996, the Company's largest customer accounted for 3.6% of net sales, and the Company's ten largest customers accounted for approximately 25% of net sales. As a result of its size and geographic coverage, the Company supplies a number of regional and national chain corporations and, therefore, is able to distribute products to all or substantially all such customers' individual store locations in the Company's market area.

     The Company strives to offer its customers greater flexibility, service and value than other distributors. The Company's willingness to work with retailers to arrive at a suitable delivery time, thereby allowing the store owner to schedule its labor requirements effectively, is an important facet of this flexibility. The Company believes that its ability to provide customized retail pricing, unique to an individual store's needs, bar-coded shelf labels to assist in effective shelf space management, timely communication of manufacturer price change information, seasonal and holiday special product/promotional offerings and salesperson assistance in order preparation are also important to the retailer in its selection of the Company as its supplier.

SUPPLIERS AND MANUFACTURERS

     The Company purchases products for resale to its customers from over 1,900 suppliers and manufacturers located throughout the United States and Canada. Although the Company purchases cigarette and tobacco products from all major United States and Canadian manufacturers, in 1996, approximately 27%, 14%, 14% and 9% of the Company's net sales were derived from products purchased by the Company from Philip Morris, R.J. Reynolds, Imperial Tobacco and Brown & Williamson, respectively. No other supplier's products represented more than 10% of net sales. In addition, Philip Morris manufactures the Company's private label Best Buy-Registered Trademark- cigarettes.

     The Company generally has no long-term purchase agreements (other than for Best Buy-Registered Trademark- products) and buys substantially all its products as needed. In addition, because of the size of its sales force, its technological capability and distribution expertise, the Company provides a key channel of distribution that many manufacturers could not otherwise serve economically.

     CIGARETTE PRODUCTS

     The Company controls major purchases of cigarettes centrally in order to minimize inventory levels. Daily replenishment of cigarette inventory and brand selection is controlled by the local division based on demands of the local market.

     FOOD PRODUCTS

     Food products (other than frozen foods) are purchased directly from manufacturers by buyers in each of the Company's distribution facilities. Management believes that decentralized purchasing of food products results in higher service levels, improved product availability tailored to individual markets and reduced inventory investment. Although each division has individual buyers, the Company negotiates corporate pricing where possible to maximize purchasing power.

     In February 1996, the Company established a new division, Artic Cascade, a consolidated frozen warehouse which purchases frozen foods for all of the Company's United States divisions. By consolidating the frozen food purchases, the Company is able to obtain such products at lower cost. Buying in one location also allows the Company to offer a wide selection of quality products to retailers at more competitive prices.

     NON-FOOD PRODUCTS

     The majority of the Company's non-food products, other than cigarettes and tobacco products, (primarily health and beauty care products and general merchandise) are purchased by Allied Merchandising Industry ("AMI"), one of the Company's operating divisions that specializes in these categories. This specialization seeks to ensure a better selection and more competitive wholesale costs and enables the Company to reduce its overall general merchandise and health and beauty care inventory levels. Tobacco products, other than cigarettes, are purchased directly from the manufacturers by each of the divisions.

DISTRIBUTION

     The Company maintains 19 distribution facilities, of which 15 are located in the western United States and four are located in western Canada. These distribution facilities include two consolidating warehouse facilities, one of which services health and beauty care and general merchandise products (AMI) and the other of which services frozen food (Artic Cascade). Each distribution facility is outfitted with modern equipment (including freezers and coolers as required) for receiving, stocking, order selection and loading a large volume of customer orders on trucks for delivery. Each facility provides warehouse, distribution, sales and support functions for its geographic area under the supervision of a division manager. In addition, the Company believes that the majority of its distribution facilities have the capacity to absorb significant future growth in net sales.

     The Company's trucking system includes straight trucks and tractors (primarily leased by the Company) and trailers (primarily owned by the Company). The Company's standard is to maintain its transportation fleet to an average age of five years or less. The Company employs a state-of-the-art, computerized truck routing system generated by software called "Roadshow" to efficiently construct delivery routes.

COMPETITION

     The convenience retail distribution business is comprised of one national distributor in the United States (McLane, a subsidiary of Wal-Mart) and several national distributors in Canada, a number of large, multi-regional competitors (participants with a presence in several contiguous regional markets) and a large number of small, privately-owned businesses that compete in one or two markets. Multi-regionals include the Company in the west, H.T. Hackney in the southeast, and EBY Brown in the midwest. Relative to smaller competitors, multi-regional distributors such as the Company benefit from several competitive advantages including greater purchasing power, the ability to service chain accounts, scale cost advantages in sales and warehouse operations, the ability to spread fixed corporate costs over a larger revenue base and the resources to invest in both MIS and productivity enhancing technology. These factors have led to a consolidation of the industry as small competitors exit the industry and some larger convenience retail distributors seek acquisitions to increase the utilization of their existing operations.

     The Company also competes with wholesale clubs and certain retail stores whose sales are primarily cigarettes, characterized by high volumes and very aggressive pricing. These competitors have become a factor in the industry, particularly in California markets. The wholesale clubs have been aggressive in their pricing of cigarettes and candy, and wholesalers have been forced to reduce margins to compete in densely populated markets with a large number of wholesale clubs. Wholesale clubs require the convenience store owner to take the time to travel, to shop at their location, pay cash and choose from a very limited selection. They also provide none of the merchandising support that the Company routinely offers. Consequently, national chains do not purchase product at the wholesale clubs.

     The principal competitive factors in the Company's business include price, customer order fill rates, trade credit and the level and quality of value-added services offered. Management believes the Company competes effectively by offering a full product line, flexible delivery schedules, competitive prices, high levels of customer service and an efficient distribution network.

EMPLOYEES

     As of December 31, 1996, the Company had 2,113 employees.

     The Company is a party to local collective bargaining agreements with the International Brotherhood of Teamsters covering clerical, warehouse and transportation personnel at its facilities in Hayward, California, and covering warehouse and transportation personnel in Las Vegas, Nevada. The Company is party to a collective bargaining agreement with United Food Commercial Workers covering warehouse and transportation personnel in Calgary, Alberta. In addition, the Company is currently negotiating with the bargaining unit of employees at its Victoria, British Columbia facility. The agreements covering employees in Hayward and Las Vegas expire on January 15, 2000 and March 31, 1999, respectively. The agreement covering employees in Calgary expires on August 31, 1998. These agreements cover an aggregate of less than 10% of the Company's employees.

     Management believes that the Company's relations with its employees are satisfactory.


ITEM 2.  PROPERTIES

     The Company does not own any real property. The principal executive offices of the Company are located in South San Francisco, California, and consist of approximately 22,000 square feet of leased office space. In addition, the Company leases approximately 24,000 square feet in Vancouver, British Columbia for its Canadian regional corporate, tax and management information systems departments and 13 small offices for use by sales personnel in certain parts of the United States and Canada. The Company also leases its 19 distribution facilities, 15 of which are located in the western United States and four in western Canada. Each distribution facility is equipped with modern equipment (including freezers and coolers at 18 facilities) for receiving, stocking, order selection and shipping a large volume of customer orders. The Company believes that it currently has sufficient capacity at its distribution facilities to meet its anticipated needs and that its facilities are in satisfactory condition.

     The Company's leases expire on various dates between 1997 and 2005, and in many instances give the Company renewal options. The aggregate rent paid in connection with the Company's distribution facilities, regional sales offices and corporate and administrative offices was approximately $5.6 million in 1995 and $6.1 million in 1996. The Company's distribution facilities range from 19,000 to 200,000 square feet and account for approximately 1.5 million square feet in aggregate. Management believes that the Company's current utilization of warehouse facilities is approximately 70% in the aggregate.

ITEM 3.  LEGAL PROCEEDINGS

REGULATORY MATTERS

     The Company is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and the presence of hazardous substances in the workplace and establish standards for vehicle and employee safety and for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, the Hazardous Materials Transportation Act and the Occupational Safety and Health Act. Future developments, such as stricter environmental or employee health and safety laws and regulations thereunder, could affect the Company's operations. The Company does not currently anticipate that the cost of its compliance with or of any foreseeable liabilities under environmental and employee health and safety laws and regulations will have a material adverse affect on its business and financial condition.

LEGAL MATTERS

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

     In October of 1996, a subsidiary of the Company was named as a defendant in a class action lawsuit filed in State Court in New Mexico. The other defendants include the principal U.S. tobacco manufacturers as well as other distributors. The case is brought on behalf of a putative class of smokers who reside in New Mexico, each of whom is allegedly nicotine dependent. The suit seeks, on behalf of the class, compensatory damages, punitive damages and equitable relief, including medical monitoring of the class members.

     In October 1996, the Company was served with a summons and complaint (which was subsequently amended) in an action brought by the County of Los Angeles and by a member of the Board of Supervisors of the County, as a "private attorney-general" on behalf of the general public, against major tobacco manufacturers, the Company and other distributors of tobacco products. Pursuant to a successful motion by the defense for change of venue, the case was transferred to the Superior Court for the County of San Diego. The complaint seeks, inter alia, damages and restitution for monies expended by the County for the health care of smokers, as well as disgorgement of all revenues and profits allegedly earned by the defendants in violation of the California Business and Professions Code.

     In December 1996, the Company was named as a defendant in a "private attorney-general" lawsuit filed by an individual plaintiff on behalf of the general public in the Superior Court for the County of San Diego. The other defendants include the principal U.S. tobacco manufacturers as well as other distributors. The complaint seeks, inter alia, damages and restitution for monies expended by the Company for the health care of smokers, as well as disgorgement of all revenues and profits allegedly earned in violation of the California Business and Professions Code.

     In February and March 1997, a subsidiary of the Company was served with two complaints filed by individual plaintiffs in the District Court of Nueces County, Texas. The other defendants in the lawsuits include certain U.S. tobacco manufacturers. The complaint seeks compensatory and punitive damages for injuries allegedly caused by the use of tobacco products.

     The Company does not believe that these actions will have a material
adverse effect on the Company's financial condition.   The Company has been or
expects to be indemnified with respect to certain claims alleged in each of the above actions.

     In addition, the Company is a party to other lawsuits incurred in the ordinary course of its business. The Company believes it is adequately insured with respect to such lawsuits or that such lawsuits will not result in losses material to its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.


ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

     The following table sets forth selected historical consolidated financial and other data for the Company. The historical financial data as of the end of and for each year in the five year period ended December 31, 1996 have been derived from the Company's audited consolidated financial statements which have been audited by KPMG Peat Marwick LLP, independent accountants. Such financial statements for the three year period ended December 31, 1996 are included herein together with the report of such accountants thereon. The consolidated financial data set forth below should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all contained elsewhere in this Form 10-K.

                   CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                               SELECTED HISTORICAL
                       CONSOLIDATED FINANCIAL AND OTHER DATA

                                                   YEAR ENDED DECEMBER 31,
                                                       (IN THOUSANDS)
                                ----------------------------------------------------------
                                    1992        1993         1994       1995       1996
                                ----------  ----------  ----------  ---------- -----------
STATEMENT OF INCOME DATA:
 Net sales (a)................. $1,784,852  $1,868,932  $1,855,356  $2,047,187  $2,175,367
 Costs of goods sold (b).......  1,659,293   1,704,982   1,719,999   1,901,604   2,017,654
                                ----------  ----------  ----------  ----------  ----------
 Gross profit (b)..............    125,559     163,950     135,357     145,583     157,713
 Operating and administrative
  expenses.....................    115,243     117,411     116,080     125,245     130,493
                                ----------  ----------  ----------  ----------  ----------
 Operating income (b)..........     10,316      46,539      19,277      20,338      27,220
 Interest expense, net.........      5,983       4,887       5,773       6,987       9,916
 Debt refinancing costs (c)....         --          --       1,600       1,065       1,319
                                ----------  ----------  ----------  ----------  ----------
 Income before income taxes,
  cumulative effects of changes
  in accounting principles and
  extraordinary item...........      4,333      41,652      11,904      12,286      15,985
 Income tax expense............        700       2,472       2,816       5,563       6,941
                                ----------  ----------  ----------  ----------  ----------
 Income before cumulative
  effects of changes in
  accounting principles
  and extraordinary item.......      3,633      39,180       9,088       6,723       9,044
 Cumulative effect of changes in
  accounting principles for:
    Income taxes...............         --         492          --          --          --
    Postretirement benefits
     other than pensions.......         --        (988)         --          --          --
                                ----------  ----------  ----------  ----------  ----------
 Income before extraordinary
  item.........................      3,633      38,684       9,088       6,723       9,044
 Extraordinary item, net of
  tax..........................        --           --          --          --      (1,830)
                                ----------  ----------  ----------  ----------  ----------
 Net income (b)................ $    3,633  $   38,684  $    9,088  $    6,723  $    7,214
                                ----------  ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------  ----------
OTHER DATA:
 EBITDAL (d)................... $   21,848  $   29,309  $   24,271  $   29,696  $   35,169
 Cash provided by (used in):
  Operating activities.........     12,425      21,176      54,708      12,529      26,621
  Investing activities.........     (5,241)     (6,806)     (5,974)    (16,896)     (6,079)
  Financing activities.........     (2,229)    (11,406)    (43,586)     11,397     (18,972)
 Depreciation and
  amortization (e).............      5,805       5,737       5,541       5,943       6,573
 Capital expenditures..........      4,295       5,501       5,376       7,286       6,079

                                                         AS OF DECEMBER 31,
                                                          (IN THOUSANDS)
                                ----------------------------------------------------------
                                    1992        1993         1994       1995       1996
                                ----------  ----------  ----------  ---------- -----------
BALANCE SHEET DATA:
 Total assets..................    318,127     329,855     293,743     324,536     329,036
 Total debt, including current
  maturities...................    142,432     127,053      84,627     101,598     193,463
 Mandatorily redeemable
  preferred stock (f)..........     29,146      34,890      41,767          --          --



         See Notes to Selected Historical Consolidated Financial and Other Data.

                  CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO SELECTED HISTORICAL CONSOLIDATED
                            FINANCIAL AND OTHER DATA

(a) In the second quarter of 1995, the Company completed two acquisitions which added approximately $62 million in net sales for the year ended December 31, 1995 compared to the year ended December 31, 1994.

(b) The Company's U.S. inventories are valued at the lower of cost or market. Cost of goods sold is determined on a last-in, first-out (LIFO) basis. During the year ended December 31, 1993, the Company's U.S. cigarette inventory quantities declined and the wholesale cost of U.S. premium cigarettes significantly declined. These factors resulted in a substantially lower inventory cost being charged to cost of goods sold under the LIFO method of valuation compared to the FIFO method in an amount of $23.0 million, materially impacting the results of operations during such fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on the impact of the LIFO inventory valuation method on other accounting periods.

(c) Debt refinancing costs include all costs associated with restructuring and refinancing debt and amortization of debt issuance costs.

(d) EBITDAL represents operating income plus depreciation, amortization and LIFO expense, and minus LIFO income (each defined herein). EBITDAL should not be considered in isolation or as a substitute for net income, operating income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAL is included because it is one measure used by certain investors to determine a company's ability to service its indebtedness.

(e) Depreciation and amortization includes depreciation on property and equipment, amortization of goodwill and other non-cash charges, and excludes amortization of debt refinancing costs.

(f) Series B Preferred Stock, with a $50.0 million stated value and a mandatory redemption date of December 31, 1995, was issued in conjunction with a restructuring in 1991 and was initially recorded at a discounted fair value and accreted through March 1995, at which time it was exchanged, along with warrants owned by the senior lenders, for equity in a holding company that was also owned by management. At that time, the carrying value of the Preferred Stock was reclassified into additional paid-in capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Historical Consolidated Financial and Other Data" and the consolidated financial statements of Core-Mark International, Inc. (the "Company") and notes thereto included elsewhere in this Form 10-K.

GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the year ended December 31, 1996, approximately 69%, 21% and 10% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.

IMPACT OF REGULATION OF TOBACCO ON THE COMPANY

     The tobacco industry is subject to significant regulatory restrictions. In recent years, these regulations have generally become more restrictive, and the aggregate unit volume of cigarettes sold in the U.S. and Canada has declined and is expected to continue to decline. It is not possible for the Company to predict or quantify the impact that current and future regulations affecting cigarettes and other tobacco products will have on its business in the future. During the most recent five year period, the Company's sales of cigarettes were:

           For the year ended    Cigarettes (in thousands)
             December 31,        Net Sales          Units
             ------------        ----------        ------
                1992             $1,301,296        73,427
                1993              1,344,707        76,740
                1994              1,299,687        80,703
                1995              1,446,697        88,933
                1996              1,505,744        90,897


     The Company's business strategy has included and continues to include increasing sales of higher margin, non-tobacco products, a strategy which is intended to mitigate the impact of possible future declines in unit sales and profitability of its cigarette distribution business.

IMPACT OF LIFO INVENTORY VALUATION METHOD

     The Company's U.S. inventories are valued at the lower of cost or market. Cost of goods sold is determined on a last-in, first-out (LIFO) basis using Producer Price Indices as determined by the U.S. Department of Labor Statistics. The Company's Canadian inventories are valued on a first-in, first-out (FIFO) basis. The LIFO method of determining cost of goods sold has had a significant impact on the results of operations, which is quantified separately in the discussion below.

     During periods of price inflation in the Company's product line, the LIFO methodology generally results in the impact of inflation on year end inventories being charged as additional expenses to cost of goods sold while lower costs are retained in inventories. Historically, increases in the Company's cost of cigarettes resulted from a combination of cost increases by cigarette manufacturers and increases in federal and state excise taxes. During the years ended December 31, 1995 and 1996, the impact of using the LIFO method increased the cost of goods sold ("LIFO expense") by $3.4 million and $1.4 million, respectively. In 1995, cigarette and candy manufacturers increased prices contributing to the LIFO expense of $3.4 million during 1995. In 1996 LIFO expense of $1.4 million is primarily the result of increases in cigarette prices.

     Conversely, during periods of price deflation, the LIFO methodology generally results in lower inventory costs being charged to cost of goods sold while higher costs are retained in inventories ("LIFO income"). A reduction in inventory units can also contribute to a reduction of current cost of goods sold and an increase in inventory costs using the LIFO method. In 1994 there were no cigarette price increases or decreases; however, there were net changes in units which contributed to the LIFO income of $0.5 million for the year ended December 31, 1994.

RESULTS OF OPERATIONS

     The following table sets forth certain operating results as a percentage of net sales, for the periods indicated:

                                                 YEAR ENDED
                                                 DECEMBER 31,
                                         ---------------------------
                                          1994      1995       1996
                                         ------     ------     ------
     Net Sales.......................    100.0%     100.0%     100.0%
     Cost of goods sold (a)..........     92.7       92.9       92.7
                                         -----      -----      -----
     Gross profit....................      7.3        7.1        7.3
     Operating and administrative
      expenses.......................      6.3        6.1        6.0
                                         -----      -----      -----
     Operating income................      1.0%       1.0%       1.3%
                                         -----      -----      -----
                                         -----      -----      -----

     (a)   LIFO (income) expense is included in cost of goods sold.


     The following table sets forth gross profit and operating income as a percentage of net sales, after adjusting for LIFO expense, for the periods indicated:




                                                 YEAR ENDED
                                                 DECEMBER 31,
                                         ---------------------------
                                          1994      1995       1996
                                         ------     ------     ------
     Gross profit....................     7.30%      7.11%      7.25%
     LIFO (income) expense...........    (0.03)      0.17       0.06
                                         -----      -----      -----
     Adjusted gross profit                7.27       7.28       7.31
     Operating and administrative
      expenses.......................     6.26       6.12       6.00
                                         -----      -----      -----
     Adjusted operating income.......     1.01%      1.16%      1.31%
                                         -----      -----      -----
                                         -----      -----      -----

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    NET SALES. Net sales for 1996 were $2,175.4 million, an increase of $128.2 million or 6.3% compared to 1995. The increase was the result of growth in all categories of the Company's operations.

     Cigarette net sales for 1996 were $1,505.8 million, an increase of $59.1 million or 4.1% compared to 1995. The Company's total cigarette unit volume in 1996 was 90.9 million cartons, an increase of 2.0 million cartons or 2.2% compared to 1995. This increase was comprised of unit volume growth in both the U.S. and Canada. During 1996, prices of U.S. and Canadian cigarettes increased slightly, contributing to an increase in cigarette net sales.

     Net sales of food and non-food products in 1996 were $669.6 million, an increase of $69.1 million or 11.5% compared to 1995. This increase was due to the Company's focus on increasing food and non-food product sales. The increase primarily occurred in candy sales, which increased $19.8 million or 9.7%, cigars and other tobacco product sales, which increased $13.6 million or 12.3%, and general merchandise sales, which increased $11.8 million or 27.3%.

     GROSS PROFIT. Gross profit for 1996 was $157.7 million, an increase of $12.1 million or 8.3%, compared to 1995. The improvement was primarily due to increased gross profits from food and non-food product categories sales growth. For 1996, the Company recognized LIFO expense of $1.4 million compared to LIFO expense of $3.4 million in 1995. Also, in 1996, gross profit margins were impacted by higher profits from forward buying of cigarettes and candy in advance of manufacturers' price increases. The following table illustrates the impact of the LIFO adjustment on the Company's gross profit margin:

                                              1995     1996
                                              -----    ----
     Reported gross profit margin..........   7.11%    7.25%
     Impact of LIFO expense................   0.17     0.06
                                              -----    -----
     Adjusted gross profit margin..........   7.28%    7.31%
                                              -----    -----
                                              -----    -----

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for 1996 were $130.5 million, an increase of $5.2 million or 4.2% compared to 1995. However, such expenses declined as a percentage of net sales from 6.1% to 6.0% compared to 1995, as a result of the Company's continued aggressive efforts to control costs.

     OPERATING INCOME. As a result of the above, operating income for 1996 was $27.2 million, an increase of $6.9 million or 33.8% as compared to 1995. As a percentage of sales, operating income for 1996 was 1.3%, as compared to 1.0% in 1995.

     NET INTEREST EXPENSE. Net interest expense for 1996 was $9.9 million, an increase of $2.9 million or 41.9% compared to 1995. The net increase resulted from the additional debt incurred in connection with the Recapitalization described below.

     DEBT REFINANCING COSTS. The Company successfully completed a refinancing and note offering (see "Recapitalization and Note Offering" below) in the third quarter of 1996. The costs directly related to such transactions are being amortized over the terms of these transactions. Debt refinancing costs for 1996 were $1.3 million, compared to $1.1 million in 1995.

     EXTRAORDINARY ITEM. During the third quarter of 1996, the Company fully repaid its outstanding debt under a previous credit facility (see "Recapitalization and Note Offering" below). The early extinguishment of the previously existing debt resulted in a one-time extraordinary charge to income to write-off unamortized debt refinancing costs of $1.8 million which is net of a $1.2 million income tax benefit.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     NET SALES. Net sales for 1995 were $2,047.2 million, an increase of $191.8 million or 10.3% compared to 1994. The increase was the result of growth in all categories of the Company's operations. Net sales increased by approximately $62 million compared to 1994 due to the acquisition in the second quarter of 1995 of two businesses (see "Liquidity and Capital Resources" below).

     Cigarette net sales for 1995 were $1,446.7 million, an increase of $147.0 million or 11.3% compared to 1994 net sales of $1,299.7 million. Cigarette net sales for 1995 in the U.S. increased in part due to the second quarter 1995 acquisitions which contributed approximately $42 million in net sales or approximately 3.3 million cartons. The Company's total cigarette unit volume in 1995 was 88.9 million cartons, an increase of 8.2 million cartons or 10.2% compared to 1994. This increase was comprised of unit volume growth in both the U.S. and Canada. During 1995, prices of U.S. and Canadian cigarettes increased slightly, contributing to an increase in cigarette net sales.

     Net sales of food and non-food products in 1995 were $600.5 million, an increase of $44.8 million or 8.1% compared to 1994 net sales of $555.7 million. Food and non-food net sales in the U.S. increased in part due to the second quarter 1995 acquisitions which contributed approximately $20 million in net sales. The principal components of the total increase in 1995 were candy sales, which increased $13.3 million or 7.0% and beverage products which increased $7.2 million or 16.7%.

     GROSS PROFIT. Gross profit for 1995 was $145.6 million, an increase of $10.2 million or 7.6%, compared to 1994. The improvement was primarily due to increased gross profits from food and non-food product categories sales growth. For 1995, the Company recognized LIFO expense of $3.4 million compared to LIFO income of $0.5 million in 1994, and as a result, the adjusted gross profit margin in 1995 remained constant compared to 1994. The following table illustrates the impact of the LIFO adjustment on the Company's gross profit margin:

                                                    1994    1995
                                                    -----   -----
     Reported gross profit margin...............    7.30%   7.11%
     Impact of LIFO (income) expense............   (0.03)   0.17
                                                    -----   -----
     Adjusted gross profit margin...............    7.27%   7.28%
                                                    -----   -----
                                                    -----   -----

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for 1995 were $125.2 million, an increase of $9.2 million or 7.9% compared to 1994. Such expenses declined as a percentage of net sales from 6.3% to 6.1%. The decrease as a percentage of net sales was primarily due to a decrease in warehouse and delivery expenses as a percentage of net sales compared to 1994 which was the result of the Company's investment in productivity enhancements.



     OPERATING INCOME. As a result of the above, operating income for 1995 was $20.3 million, an increase of $1.1 million or 5.5% as compared to 1994. As a percentage of net sales, operating income for 1995 was 1.0%, the same as in 1994.

     NET INTEREST EXPENSE. Net interest expense for 1995 was $7.0 million, an increase of $1.2 million or 21.0% compared to 1994. The net increase resulted from a $0.8 million decrease in cash interest expense offset by a $2.0 million non-cash credit. The decrease in cash interest was due to a reduction in average borrowings due to lower working capital requirements, offset by higher average interest rates in 1995. The non-cash credit of $2.0 million in 1994 related to the 1991 restructuring of the Company's credit facility. As a result of such restructuring, $50.0 million of senior debt was converted into preferred stock and warrants to purchase common stock of the Company. The difference between the face value of the debt converted and the fair value assigned to the preferred stock and warrants was amortized as a reduction of interest expense on an effective yield basis, and amounted to $2.0 million for 1994.

     DEBT REFINANCING COSTS. The Company successfully completed a refinancing in March 1995. The costs directly related to such refinancing were being amortized over the term of such debt facility. Debt refinancing costs for 1995 were $1.1 million, compared to $1.6 million in 1994.

RECAPITALIZATION AND NOTE OFFERING

     On August 7, 1996, the Company completed a recapitalization (the "Recapitalization") which resulted in the purchase of newly issued common stock of the Company by Jupiter Partners L.P. ("Jupiter") for $41.3 million in cash, the redemption of all of the common stock held by three financial institutions and a portion of the common stock held by six members of senior management ("Senior Management") for $135.0 million in cash and $6.3 million initial value of subordinated notes due 2004. Upon completion of the Recapitalization, Jupiter and Senior Management owned 75% and 25%, respectively, of the outstanding common stock of the Company. Jupiter also purchased from the Company an $18.8 million subordinated note due 2004. Both of these subordinated notes were repaid prior to December 31, 1996 as discussed below. As a result of the Recapitalization, the Company has a total shareholders' deficit at December 31, 1996.

     In connection with the Recapitalization, the Company entered into a credit facility with a group of banks, which initially provided for aggregate borrowings of up to $210.0 million, consisting of: (i) a $35.0 million term loan (the "Term Loan"), which was repaid as discussed below and is no longer available for reborrowing, and (ii) a revolving credit facility (the "Revolving Credit Facility"), under which borrowings up to $175.0 million are available (subject to compliance with a borrowing base) for working capital and general corporate purposes.

     Simultaneously with the closing of the stock purchase and the redemptions, the Company fully repaid the outstanding debt under a previous credit facility. The early extinguishment of the previously existing debt resulted in a one-time extraordinary charge to income to write-off unamortized debt refinancing costs of $1.8 million, which is net of a $1.2 million income tax benefit.

     On September 27, 1996, the Company issued $75.0 million of 11 3/8% Senior Subordinated Notes (the "Notes") which mature on September 15, 2003. The proceeds of the issuance of the Notes were principally used to repay in full the subordinated notes and Term Loan discussed above. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     On August 7, 1996, in connection with the Recapitalization, the Company replaced its existing credit facility with the Revolving Credit Facility described above. As of December 31, 1996, the amount outstanding under the Revolving Credit Facility was $118.5 million, and an additional $43.0 million was available to be drawn, based upon the borrowing base as defined in the credit agreement.

     The Company's liquidity requirements arise primarily from the funding of its working capital needs, capital expenditure programs and debt service requirements with respect to the Revolving Credit Facility and the Notes. The Company has no mandatory payments of principal on the Notes scheduled prior to their final maturity and has no mandatory payments of principal scheduled under the Revolving Credit Facility, which matures June 30, 2001. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities.

     The Company's debt obligations totaled $193.5 million at December 31, 1996, an increase of $91.9 million from $101.6 million at December 31, 1995. The net increase in outstanding debt is due primarily to the Recapitalization, offset slightly by a reduction in working capital funding requirements resulting principally from decreases in accounts receivable and increases in trade accounts and cigarette taxes payable. Debt requirements are generally the highest at December 31 when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its Revolving Credit Facility. In 1996, net cash provided by operating activities was $26.6 million as compared to $12.5 million in 1995. This improvement resulted principally from a $6.9 million increase in operating income in 1996 as compared to 1995 and from changes in net working capital. At year end, the Company typically carries higher inventories, which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically lower at the end of any fiscal year when compared to interim periods.

     During the fiscal year ended December 31, 1995, net cash provided by operating activities was $12.5 million compared to $54.7 million in 1994. Net cash provided by operating activities in 1994 was positively impacted by management's decision to reduce inventories, principally cigarette inventories, by $24.2 million. The Company also benefited in 1994 from improved management of trade accounts receivable, reducing balances in 1994 by $6.7 million or 7.4% and a large increase in trade payables at December 31, 1994, which was primarily a timing benefit.

     The Company made capital expenditures of $6.1 million in 1996. In 1997, the Company estimates it will spend approximately $9 to $11 million for capital requirements, principally consisting of warehouse facilities and equipment.

     In the second quarter of 1995, the Company acquired two wholesale distributors within its existing and contiguous markets: (i) two divisions of Flaks, Inc., with operations in Albuquerque, New Mexico and Denver, Colorado; and (ii) Humboldt Distributors, Inc., with operations in Northern California. These acquisitions were structured as asset purchases of inventory and accounts receivable. The aggregate consideration for these acquisitions was $9.6 million.

    On February 3, 1997, the Company acquired certain assets and the business of two related companies, Melvin Sosnick Company and Capital Cigar Company (collectively "Sosnick"), a wholesale distributor to the convenience retail market in northern California and northern Nevada. Sosnick operates in the same geographic marketplace and provides similar products and services as the Company. The assets acquired included trade accounts receivable, inventories and warehouse equipment that the Company intends to continue to use in its business. The aggregate purchase price for the assets and business acquired was approximately $21.9 million, which reflected principally the book value of the assets. The terms of the acquisition resulted from arms-length negotiations between representatives of Sosnick and the Company. The Company financed the purchase price with borrowings under its Revolving Credit Facility.

    The Company is merging the acquired business into its existing operations and facilities and has hired a majority of Sosnick's former employees (salespeople, warehouse employees and drivers) to support the additional sales volume. As a result, the Company expects to incur certain one-time facility integration costs that will impact the Company's operating expenses and capital spending during fiscal 1997.

IMPACT OF TOBACCO TAXES

    State and provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. During 1996, such taxes on cigarettes represented approximately 26% of cigarette net sales in the U.S. and 48% in Canada.

    Under current law, almost all state and Canadian provincial taxes are payable by the Company under credit terms which, on the average, exceed the credit terms the Company has approved for its customers to pay for products which include such taxes. This practice has benefited the Company's cash flow. If the Company were required to pay such taxes at the time such obligation was incurred without the benefit of credit terms, the Company would incur a substantial permanent increase in its working capital requirements. Consistent with industry practices, the Company has secured a bond to guarantee its tax obligations to those states requiring such a surety (a majority of states in the Company's operating areas).

CURRENCY FLUCTUATIONS

     As compared to 1994 and 1995, in 1996, the Canadian dollar strengthened slightly against the U.S. dollar, increasing the U.S. dollar value of Canadian revenues in the Company's consolidated financial statements. On average, the Canadian dollar weakened approximately 5% in 1994, less than 1% in 1995, and strengthened less than 1% in 1996. The change in the U.S./Canadian exchange rate had no impact on the overall financial results of the Canadian operations as virtually all revenues and expenses are Canadian dollar based.

INFLATION

     Following increases or decreases in manufacturers' prices with respect to any of the Company's products, the Company generally adjusts its selling prices, in order to maintain its gross profit, and therefore, inflation and deflation generally do not have a material impact on the Company's gross profit. During the past several years, low levels of overall inflation and resulting low interest rates have benefited the Company's results of operations because of the Company's high degree of leverage. If interest rates increase (as a result of increased inflation or otherwise), the Company could be adversely affected.

NEW ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", effective January 1, 1996. SFAS No. 121 provides specific guidance regarding when impairment of long-lived assets such as property and equipment and certain intangibles, including goodwill, should be recognized and how impairment losses of such assets should be measured. The effect of the adoption of SFAS No. 121 on the Company's financial results was immaterial.

     In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION", was issued. The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. The standard is effective for fiscal years beginning after December 15, 1995. The Company adopted a stock option plan in conjunction with the Recapitalization. As of December 31, 1996, no options have been granted under this plan and, therefore, adoption of SFAS No. 123 in 1996 is not required. The Company plans to grant options under this plan in 1997 but has not yet determined if it will adopt the accounting provisions of SFAS No. 123 or only the disclosure provision. The Company does not believe that adoption of SFAS No. 123 will have a significant effect on its results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Independent Auditors' Report..................................   17

Consolidated Balance Sheets as of December 31, 1995 and 1996..   18


Consolidated Statements of Income for the years ended
December 31, 1994, 1995 and 1996..............................   19

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 1994, 1995 and 1996..................   20

Consolidated Statements of Cash Flows for the years
ended December 31, 1994, 1995 and 1996........................   21

Notes to Consolidated Financial Statements....................   22

                      INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS
CORE-MARK INTERNATIONAL, INC.:

     We have audited the accompanying consolidated balance sheets of Core-Mark International, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core-Mark International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                     /S/  KPMG Peat Marwick LLP



SAN FRANCISCO, CALIFORNIA
FEBRUARY 21, 1997

                CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1996
                           (IN THOUSANDS OF DOLLARS)

                                                 1995           1996
                                               ---------      --------
ASSETS
------
Current assets:
  Cash........................................  $ 24,447      $ 25,769
  Receivables:
    Trade accounts, less allowance for
     doubtful accounts of $3,600 and $3,881,
      respectively............................    91,858        88,715
    Other.....................................    13,332        12,229
  Inventories, net of LIFO allowance of
   $11,076 and $12,452, respectively..........    96,703        99,342
  Prepaid expenses and other..................     4,542         6,214
                                                --------      --------
    Total current assets......................   230,882       232,269
Property and equipment:
  Equipment...................................    33,000        38,587
  Leasehold improvements......................     7,746         7,947
                                                --------      --------
                                                  40,746        46,534
  Less accumulated depreciation and
   amortization...............................   (20,217)      (24,006)
                                                --------      --------
    Net property and equipment................    20,529        22,528
Other assets..................................     6,700         9,792
Goodwill, net of accumulated amortization of
 $13,242 and $15,220, respectively............    66,425        64,447
                                                --------      --------
                                                $324,536      $329,036
                                                --------      --------
                                                --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Trade accounts payable......................  $ 47,205      $ 51,572
  Cigarette and tobacco taxes payable.........    40,613        43,912
  Income taxes payable........................     3,057           454
  Deferred income taxes.......................     7,274         7,397
  Other accrued liabilities...................    28,503        30,653
                                                --------      --------
    Total current liabilities.................   126,652       133,988
Long-term debt................................   101,598       193,463
Other accrued liabilities and deferred income
 taxes.........................................    8,617         8,585
                                                --------      --------
    Total liabilities..........................  236,867       336,036

Commitments and contingencies:

Shareholders' equity (deficit):
  Common stock; $.01 par value; 3,000 shares
   authorized; 100 shares issued and
   outstanding in 1995.........................       --            --
  Common stock; $.01 par value; 10,000,000
   shares authorized; 5,500,000 shares issued
   and outstanding in 1996.....................       --            55
  Additional paid-in capital...................  128,351        26,121
  Accumulated deficit..........................  (35,790)      (28,576)
  Cumulative currency translation adjustments..   (1,313)       (1,608)
  Additional minimum pension liability.........   (3,579)       (2,992)
                                                --------      --------
    Total shareholders' equity (deficit).......   87,669        (7,000)
                                                --------      --------
                                                $324,536      $329,036
                                                --------      --------
                                                --------      --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (IN THOUSANDS OF DOLLARS)


                                              1994        1995        1996
                                           ----------  ----------  ----------
Net sales................................. $1,855,356  $2,047,187  $2,175,367
Cost of goods sold........................  1,719,999   1,901,604   2,017,654
                                           ----------  ----------  ----------
    Gross profit..........................    135,357     145,583     157,713

Operating and administrative expenses.....    116,080     125,245     130,493
                                           ----------  ----------  ----------
    Operating income......................     19,277      20,338      27,220

Interest expense, net.....................      5,773       6,987       9,916
Debt refinancing costs....................      1,600       1,065       1,319
                                           ----------  ----------  ----------
    Income before income taxes and
     extraordinary item...................     11,904      12,286      15,985

Income tax expense........................      2,816       5,563       6,941
                                           ----------  ----------  ----------
    Income before extraordinary item......      9,088       6,723       9,044

Extraordinary item - loss on early
 extinguishment of debt, net of income
 tax benefit of $1,220....................         --          --      (1,830)
                                           ----------  ----------  ----------
Net income                                 $    9,088  $    6,723  $    7,214
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                    (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                              CUMULATIVE   ADDITIONAL    TOTAL
                                                 COMMON STOCK           ADDITIONAL             CURRENCY     MINIMUM   SHAREHOLDERS'
                                              -------------------------  PAID-IN   ACCUMULATED TRANSLATION   PENSION      EQUITY
                                              SHARES OUTSTANDING AMOUNT  CAPITAL    DEFICIT    ADJUSTMENTS  LIABILITY    (DEFICIT)
                                              ------------------ ------ ---------- ----------- ----------- ----------- ------------
Balance, December 31, 1993....................       670,000      $ 1   $ 97,917   $ (51,601)  $ (1,260)   $ (3,920)    $ 41,137

Net income....................................            --       --         --       9,088         --          --        9,088
Additional minimum pension liability..........            --       --         --          --         --         154          154
Capital contribution for compensation.........            --       --         38          --         --          --           38
Foreign currency translation adjustment.......            --       --         --          --       (694)         --         (694)
Increase in carrying value of preferred stock.            --       --     (6,877)         --         --          --       (6,877)
Purchases of common shares....................      (664,703)      (1)    (3,499)         --         --          --       (3,500)
                                                   ---------      ---   --------   ---------   --------    --------     --------
Balance, December 31, 1994....................         5,297       --     87,579     (42,513)    (1,954)     (3,766)      39,346

Net income....................................            --       --         --       6,723         --          --        6,723
Additional minimum pension liability..........            --       --         --          --         --         187          187
Foreign currency translation adjustment.......            --       --         --          --        641          --          641
Increase in carrying value of preferred stock.            --       --     (1,271)         --         --          --       (1,271)
Exchange of capital stock.....................        (5,197)      --     42,043          --         --          --       42,043
                                                   ---------      ---   --------   ---------   --------    --------     --------
Balance, December 31, 1995....................           100       --    128,351     (35,790)    (1,313)     (3,579)      87,669

Net income....................................            --       --         --       7,214         --          --        7,214
Additional minimum pension liability..........            --       --         --          --         --         587          587
Foreign currency translation adjustments......            --       --         --          --       (295)         --         (295)
Recapitalization:
  Issuance of new $.01 par value common.......            27       --     41,250          --         --          --       41,250
  Repurchase of old $.01 par value common.....           (91)      --   (141,250)         --         --          --     (141,250)
  Stock split:  155,000 for 1.................     5,499,964       55        (55)         --         --          --          --
  Transaction costs...........................            --       --     (2,175)         --         --          --       (2,175)
                                                   ---------      ---   --------   ---------   --------    --------     --------
BALANCE, DECEMBER 31, 1996....................     5,500,000      $55   $ 26,121   $ (28,576)  $ (1,608)   $ (2,992)    $ (7,000)
                                                   ---------      ---   --------   ---------   --------    --------     --------
                                                   ---------      ---   --------   ---------   --------    --------     --------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                               (IN THOUSANDS OF DOLLARS)
                                              1994         1995        1996
                                            -------      --------    -------
CASH PROVIDED BY
OPERATING ACTIVITIES:
Net income................................. $ 9,088      $ 6,723     $ 7,214
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    LIFO (income) expense..................    (547)       3,415       1,376
    Amortization of goodwill...............   1,978        1,978       1,978
    Depreciation and amortization..........   3,563        3,965       4,595
    Amortization of debt refinancing fees..      --        1,065       1,319
    Extraordinary loss on early
     extinguishment of debt................      --           --       1,830
    Amortization of debt premium...........  (1,972)          --          --
    Deferred income taxes..................     (72)        (769)        901
    Provision for postretirement benefits..      63           64          97
    Other adjustments for non-cash and
      non-operating activities.............    (403)         805         138
  Changes in operating assets and
   liabilities, net of acquisitions:
    (Increase) decrease in trade accounts
      receivable...........................   6,731       (3,789)      2,790
    (Increase) decrease in other
      receivables..........................   2,649       (2,699)      1,094
    (Increase) decrease in inventories.....  24,181       (3,285)     (4,096)
    (Increase) decrease in prepaid
      expenses and other...................      96       (2,122)     (1,006)
    Increase (decrease) in trade accounts
      payable..............................   9,396       (3,303)      4,410
    Increase (decrease) in cigarette and
      tobacco taxes payable................  (3,545)       2,975       3,368
    Increase in other accrued liabilities
      and income taxes payable.............   3,502        7,506         613
                                            -------     --------     -------
Net cash provided by operating activities..  54,708       12,529      26,621
                                            -------     --------     -------
INVESTING ACTIVITIES:
    Additions to property and equipment...   (5,376)      (7,286)     (6,079)
    Net assets of acquired businesses.....       --       (9,610)         --
    Other.................................     (598)          --          --
                                            -------     --------     -------
Net cash used in investing activities.....   (5,974)     (16,896)     (6,079)
                                            -------     --------     -------
FINANCING ACTIVITIES:
    Issuance of senior subordinated notes..      --           --      75,000
    Net (payments) borrowings under
       revolving credit agreement.......... (37,783)      16,971      16,865
    Principal payments under term loan
       agreements..........................  (2,303)          --          --
    Debt refinancing fees..................      --       (5,379)     (8,662)
    Net proceeds from sale of common stock.      --           --      39,075
    Purchases of common shares.............  (3,500)        (195)   (141,250)
                                            -------     --------     -------
Net cash (used in) provided by financing
  activities............................... (43,586)      11,397     (18,972)
                                            -------     --------     -------
Effects of changes in foreign exchange
  rates....................................    (519)         337        (248)
                                            -------     --------     -------
Increase in cash...........................   4,629        7,367       1,322
Cash, beginning of year....................  12,451       17,080      24,447
                                            -------     --------     -------
CASH, END OF YEAR.......................... $17,080      $24,447     $25,769
                                            -------     --------     -------
                                            -------     --------     -------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the year for:
    Interest...............................  $7,384       $6,739      $6,732
    Income taxes...........................     920        6,903       7,427

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

1. ORGANIZATION AND FORM OF BUSINESS

     Core-Mark International, Inc. and subsidiaries (the "Company") is a full-service wholesale distributor of tobacco, food and other consumer products to convenience stores, grocery stores, mass merchandisers and liquor and drug stores in western North America.

     On December 16, 1994, the Company purchased all of the common stock owned by its previous majority shareholder, leaving management as the sole common shareholder as of December 31, 1994.

     On March 2, 1995, the Company's common and preferred shareholders contributed their equity interest in the Company in exchange for the equity interest in a newly formed limited liability company, Core-Mark L.L.C. ("LLC"). Accordingly, the LLC became the Company's sole common shareholder.

      On August 7, 1996, the Company completed a recapitalization as described in Note 3. Upon completion of the recapitalization, and at December 31, 1996, Jupiter Partners L.P. owned 75% and senior management retained ownership of 25%, respectively, of the outstanding stock of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes any differences resulting from estimates will not have a material effect on the Company's consolidated financial position.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated.

     FOREIGN CURRENCY

     Assets and liabilities of the Company's Canadian operations are translated at exchange rates in effect at year-end. Income and expenses have been translated at average rates for the year. Adjustments resulting from such translation are included in cumulative currency translation adjustments, a separate component of shareholders' equity.

     EXCISE TAXES

     State and provincial excise taxes paid by the Company on cigarettes were $435.0 million, $466.5 million, and $479.2 million, for the years ended December 31, 1994, 1995, and 1996, respectively, and are included in net sales and cost of goods sold.

     INVENTORIES

     Inventories are valued at the lower of cost or market. In the U.S., cost is determined on a last-in, first-out (LIFO) basis (using Producer Price Indices as determined by the Department of Labor and Statistics). Under LIFO, current costs of goods sold are matched against current sales. Inventories in Canada amount to $20.2 million and $23.8 million at December 31, 1995 and 1996, respectively, and are valued on a first-in, first-out (FIFO) basis.

     During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. An increase in cost of goods sold and a decrease in inventories of $3.4 million and $1.4 million resulted from using the LIFO method for the years ended December 31, 1995 and 1996, respectively.

     Conversely, in periods of decreasing prices, the LIFO method generally results in a reduction of current costs charged against income while higher costs are retained in inventories. A reduction in inventory units can also contribute to a reduction of current cost of goods sold and an increase in the dollar value of inventory using the LIFO method vs. the FIFO method. In 1994, although cigarette prices remained flat, a reduction in cigarette inventories contributed to a net decrease in cost of goods sold and an increase of inventories using the LIFO method of $0.5 million for the year ended December 31, 1994.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of owned assets. The estimated useful lives for equipment are principally 4 to 10 years. Leasehold improvements are amortized over the estimated useful life of the property or over the term of the lease, whichever is shorter.

     GOODWILL

     Goodwill, which is the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a forty-year period. Amortization expense for each of the years ended December 31, 1994, 1995 and 1996 was $2.0 million.

     The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", effective January 1, 1996. SFAS 121 provides specific guidance regarding when impairment of long-lived assets such as property and equipment and certain intangibles, including goodwill, should be recognized and how impairment losses of such assets should be measured.

     The Company assesses the recoverability of long-lived assets, including goodwill, by determining whether the amortization of such assets over the remaining life can be recovered through undiscounted future operating cash flows of the related operations. Based on this calculation, the Company is of the opinion that there is no impairment of long-lived assets as of December 31, 1996.

     REVENUE RECOGNITION

     The Company recognizes revenue at the time the product is shipped to the customer.

     PENSION COSTS AND OTHER POSTRETIREMEMENT BENEFIT COSTS

     Pension costs and other postretirement benefit costs charged to earnings are determined on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group. See Note 6.

     RECLASSIFICATIONS

     Prior years' amounts in the consolidated financial statements have been reclassified where necessary to conform to the current year's presentation.

3. CAPITAL TRANSACTIONS

     AUGUST 7, 1996 RECAPITALIZATION

     On August 7, 1996, the Company completed a recapitalization (the "Recapitalization") which resulted in the purchase of newly issued common stock of the Company by Jupiter Partners L.P. ("Jupiter") for $41.3 million in cash, the redemption of all of the common stock held by three financial institutions through the LLC and a portion of the common stock held by six members of senior management through the LLC for $135.0 million in cash and $6.3 million initial value of subordinated notes due 2004. Pursuant to the stock subscription agreement between the Company and Jupiter, the Company paid an affiliate of Jupiter an advisory fee of $2.2 million on August 7, 1996. Upon completion of the Recapitalization, Jupiter and senior management owned 75% and 25%, respectively, of the outstanding stock of the Company. Jupiter also purchased from the Company an $18.8 million subordinated note due 2004. Both of these subordinated notes were repaid prior to December 31, 1996 using the proceeds of the senior subordinated notes discussed in Note 4.

     Simultaneously with the closing of the stock purchase and the redemptions, the Company fully repaid the outstanding debt under the previously existing credit facility. The early extinguishment of the previously existing debt resulted in a one-time extraordinary charge to income to write-off unamortized debt refinancing costs of $1.8 million, which is net of a $1.2 million income tax benefit.

     MARCH 2, 1995 EXCHANGE OF CAPITAL STOCK

     On March 2, 1995, the Company's common and preferred shareholders contributed their equity interest, including common stock, preferred stock, and warrants, in the Company for the equity interest in the LLC, which became the sole shareholder of the Company. As a result of this exchange, the carrying value of the preferred stock, net of transaction costs, $42.0 million, was reclassified to additional paid-in capital, increasing total common shareholder's equity.

4. FINANCING

     Long-term debt consisted of the following at December 31 (in thousands):

                                                       1995          1996
                                                      --------     --------
Revolving credit facility                             $101,598     $118,463
Senior subordinated notes                                   --       75,000
                                                      --------     --------
Long-term debt                                        $101,598     $193,463
                                                      --------     --------
                                                      --------     --------

     EXISTING CREDIT FACILITY

     On August 7, 1996, the Company entered into the existing credit facility which replaced the previous credit facility. The existing credit facility initially provided for aggregate borrowings of up to $210.0 million, consisting of: (i) a $35.0 million term loan (the "Term Loan"), which was repaid as discussed below and is no longer available for reborrowing, and (ii) a revolving credit facility (the "Revolving Credit Facility"), under which borrowings in the amount of up to $175.0 million are available for working capital and general corporate purposes. The Revolving Credit Facility expires on June 30, 2001 and borrowings are subject to borrowing base limitations based upon levels of eligible inventories, accounts receivable, other receivables and cash. Included in this facility are letters of credit up to a maximum of $40.0 million. As of December 31, 1996, the amount outstanding under the Revolving Credit Facility was $118.5 million, and an additional $43.0 million, after taking into account the borrowing base, was available to be drawn.

     Under the existing credit facility, the Company has the option to borrow under Revolving Credit Loans which bear interest at 1.5% above the bank's Prime Rate or under Eurodollar Loans which bear interest at 2.5% above the bank's Eurodollar Rate. The bank's Prime Rate and Eurodollar Rate was 8.25% and 5.53%, respectively, at December 31, 1996. There is a commitment fee of 0.5% on the unused portion of the working capital revolving credit facility. The obligations are secured by all assets of the Company, including inventories, trade accounts receivable and property and equipment.

     Under the existing credit facility, the Company must maintain certain financial covenants as prescribed in the credit agreement, including, but not limited to, current ratio, net worth, leverage and interest coverage, and operating income before certain non-cash items. The existing credit facility limits certain activities of the Company, including, but not limited to, indebtedness, creation of liens, acquisitions and dispositions, capital expenditures, investments and dividends.

     The Canadian credit facility allows for borrowings up to $10.0 million for general corporate use and is secured by letters of credit under the existing credit facility. The Canadian dollar advances bear interest at the Canadian bank's prime rate which was 4.75% at December 31, 1996. There were no borrowings under this facility at December 31, 1995 and 1996.

     The Company had letters of credit of $18.7 million and $9.0 million outstanding at December 31, 1995 and 1996, respectively. The letters of credit are issued primarily to secure the Company's bond and insurance programs. The Company pays fees of 2.25% per annum on the outstanding portion of letters of credit.

     The Company incurred approximately $8.7 million for legal, professional, and other costs related to the structuring of the existing credit facility and issuance of the senior subordinated notes described below. These costs were capitalized and classified as other assets and are being amortized on a straight-line basis over the term of the existing credit facility. Amortization of these costs for the year ended December 31, 1996 was approximately $0.6 million.

     SENIOR SUBORDINATED NOTES

     On September 27, 1996, the Company issued $75.0 million of 11 3/8% Senior Subordinated Notes (the "Notes") which mature on September 15, 2003, the proceeds of which were used to repay in full the Term Loan discussed above and the subordinated notes discussed in Note 3. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1997. The Notes limit certain activities of the Company, including, but not limited to, changes in control, indebtedness, creation of liens, acquisitions and dispositions, investments and dividends.

     1991 DEBT AND CAPITAL RESTRUCTURING

     In April 1991, the Company's U.S. credit facility was restructured. Pursuant to this restructuring, debt was converted into mandatorily redeemable preferred stock and warrants to purchase common stock of the Company. The preferred stock was initially recorded at its 1991 estimated fair value and was increased to its redemption value by charges to additional paid-in capital which amounted to $6.9 million and $1.3 million for the years ended December 31, 1994 and 1995, respectively.

5. COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases the majority of its sales and warehouse distribution facilities, automobiles and trucks under lease agreements expiring at various dates through 2005, excluding renewal options. The leases generally require the Company to pay taxes, maintenance and insurance. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) were as follows as of December 31, 1996 (in thousands):

     1997..........................................................  $ 9,779
     1998..........................................................    8,304
     1999..........................................................    6,174
     2000..........................................................    4,569
     2001..........................................................    4,218
     Thereafter....................................................    6,742
                                                                     -------
          Total  minimum lease payments............................   39,786
          Less minimum sublease rental income......................   (2,125)
                                                                     -------
                                                                     $37,661
                                                                     -------
                                                                     -------

     Rental expense for operating leases was $11.2 million, $11.3 million and $11.7 million for the years ended December 31, 1994, 1995 and 1996, respectively.

     CLAIMS AND ASSESSMENTS

     The Company and its subsidiaries are defendants to claims arising in the ordinary course of business. Management has provided reserves it believes are adequate and is of the view that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

6. EMPLOYEE BENEFIT PLANS

      PENSION PLAN

     The Company sponsors a defined benefit pension plan for qualified employees. As of September 30, 1986, the plan was frozen and plan participants ceased accruing benefits as of that date. The most recent actuarial valuation of the plan was performed as of January 1, 1996.

     The following table sets forth the funded status of the plan and amounts recognized in the Company's consolidated balance sheets as of December 31 (in thousands):

                                                          1995          1996
                                                         -------      -------
     Interest cost....................................   $ 1,100      $ 1,062
     Return on assets.................................    (2,178)      (1,110)
     Net other components.............................     1,413          344
                                                         -------      -------
         Net periodic pension cost....................       335          296
                                                         -------      -------
                                                         -------      -------

     Accumulated benefit obligation...................    14,972       14,642
     Plan assets at estimated fair value..............    12,864       13,767
                                                         -------      -------
                                                           2,108          875

     Prepaid pension cost.............................     1,471        2,117
                                                         -------      -------
         Additional minimum pension liability
             (a reduction of shareholders' equity)....   $ 3,579      $ 2,992
                                                         -------      -------
                                                         -------      -------
     Weighted average discount rate...................      7.50%        7.50%
     Expected long-term rate of return on assets......      7.50%        7.50%

     The additional minimum pension liability is equal to the accumulated benefit obligation in excess of plan assets at estimated fair value, plus prepaid pension costs.

      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      The Company sponsors a defined benefit postretirement health care plan for qualified employees. As of September 30, 1986, the plan was frozen and is only available to those who qualify for the pension plan as described previously in this note. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefit if they retire from the Company after reaching age 55 with 5 or more years of service and qualify under the Company defined benefit pension plan. The plan is contributory, with retiree contributions adjusted annually. The Company does not fund this plan.

      The components of the expense under Statement of Financial Accounting Standards No. 106 ("SFAS No. 106") "EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS" are summarized in the following table for the years ended December 31 (in thousands):

                                                          1995          1996
                                                         -------      -------
     Service cost benefits attributed to service
         during the period............................   $    28      $    34
     Interest cost on accumulated postretirement
         benefit obligation...........................       154          136
     Other components.................................        54           52
                                                         -------      -------
         Net postretirement health care cost..........    $  236      $   222
                                                         -------      -------
                                                         -------      -------

     The accumulated postretirement benefit obligation is summarized in the following table at December 31 (in thousands):

                                                          1995          1996
                                                         -------      -------
     Retirees..........................................  $ 1,379      $ 1,103
     Other fully eligible participants.................      268          328
     Other active participants.........................      513          506
                                                         -------      -------
         Total.........................................    2,160        1,937
     Prior service cost................................      219          202
     Unrecognized net loss.............................   (1,455)      (1,070)
                                                         -------      -------
         Accrued postretirement benefit liability......  $   924      $ 1,069
                                                         -------      -------
                                                         -------      -------

     For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care claims was assumed for 1996; the rate was assumed to decrease gradually to 6% for 2002, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $353,000 and the aggregate of the service and interest cost components of net postretirement health care cost for the year ended December 31, 1996 by $34,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%.

7.   INCOME TAXES

     The Company's income tax expense, before extraordinary items, consists of the following for the years ended December 31 (in thousands):

                                                       1994    1995    1996
                                                      ------  ------  ------
      Current:
          Federal...................................  $  675  $4,625  $4,648
          State.....................................   1,102   1,218   1,220
          Foreign...................................   1,111     489     172
                                                      ------  ------  ------
                                                       2,888   6,332   6,040
      Deferred:
          Federal...................................      59    (990)    733
          State.....................................    (353)     53     (45)
          Foreign...................................     222     168     213
                                                      ------  ------  ------
                                                         (72)   (769)    901
                                                      ------  ------  ------
      Income tax expense............................  $2,816  $5,563  $6,941
                                                      ------  ------  ------
                                                      ------  ------  ------

     A reconciliation between the Company's income tax expense and income taxes computed by applying the statutory federal income tax rate to income before income taxes and extraordinary items is as follows for the years ended December 31 (in thousands):

                                                         1994     1995    1996
                                                       --------  ------  ------
     Expected federal income tax expense at the
         statutory rate..............................   $ 4,166  $4,300  $5,595
     Increase (decrease) in taxes resulting from:
         Goodwill amortization.......................       692     692     692
         State income tax expense, net of federal
             taxes...................................       487     684     952
         Alternative minimum tax.....................       707      --      --
         Utilization of loss carryforwards...........    (8,432)   (980)   (983)
         Net operating loss and timing differences
             not tax effected........................     4,206     946     385
         Other, net..................................       990     (79)    300
                                                       --------  ------  ------
     Income tax expense..............................   $ 2,816  $5,563  $6,941
                                                       --------  ------  ------
                                                       --------  ------  ------

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                          1995          1996
                                                         -------      -------
     Deferred tax assets:
         Net operating loss carryforwards............    $10,822      $ 9,864
         Employee benefits, including postretirement
             benefits................................      4,768        4,543
         Other.......................................      5,196        5,326
                                                         -------      -------
             Total deferred tax assets...............     20,786       19,733
         Less valuation allowance....................    (10,824)      (9,310)
                                                         -------      -------
             Net deferred tax assets.................      9,962       10,423
                                                         -------      -------

     Deferred tax liabilities:
         Inventories.................................      9,001        8,927
         Other.......................................      8,374        9,807
                                                         -------      -------
             Total deferred tax liabilities..........     17,375       18,734
                                                         -------      -------
              Net deferred tax liability.............    $ 7,413      $ 8,311
                                                         -------      -------
                                                         -------      -------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At each balance sheet date, a valuation allowance has been established against the deferred tax assets based on management's assessment. During 1995 and 1996, the Company recorded a reduction of $1.0 million and $1.5 million, respectively in the valuation allowance due to changes in factors affecting the realizability of the Company's deferred tax assets including generation of taxable income and changes in limitations on utilization of net operating loss carryforwards.

     At December 31, 1996, the Company has available for U.S. federal income tax return purposes net operating losses totaling approximately $29.0 million, subject to certain limitations, which will expire between the years 2005 and 2007. The Company also has available for U.S. income tax return purposes investment tax credits and alternative minimum tax credits totaling $0.5 million and $1.1 million, respectively. The investment tax credits expire by the year 2000 while the alternative minimum tax credits have an indefinite utilization period.

8. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for the Company's cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair market value because of the short maturity of these financial instruments.

     The carrying amount of the Company's long-term debt approximates fair market value. The Revolving Credit Facility is a variable rate instrument. The rate of interest, which is tied to either the bank's Prime Rate or Eurodollar Rate, fluctuates with market changes. The Notes are at a fixed rate which approximates market.

9. SEGMENT INFORMATION

     The Company has substantially all of its operations in the distribution business. Its revenues are generated from the distribution of cigarettes, tobacco products, candy, food, health and beauty aids, and general merchandise. The Company operates principally in the United States and Canada. Foreign and domestic net sales, operating income, and identifiable assets are as follows at and for years ended December 31, (in thousands):

                                                1994        1995       1996
                                             ----------  ----------  ----------
Net Sales:
     United States........................   $1,343,911  $1,538,816  $1,639,500
     Canada...............................      511,445     508,371     535,867
                                             ----------  ----------  ----------
     Total................................   $1,855,356  $2,047,187  $2,175,367
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------

Operating Income:
     United States.......................    $   16,590  $   19,411  $   25,822
     Canada..............................         2,687         927       1,398
                                             ----------  ----------  ----------
     Total...............................    $   19,277  $   20,338  $   27,220
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------

Identifiable Assets:
     United States.......................    $  237,558  $  257,755  $  250,557
     Canada..............................        48,898      49,284      51,752
     Corporate...........................         7,287      17,497      26,727
                                             ----------  ----------  ----------
     Total...............................    $  293,743  $  324,536  $  329,036
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------

10. SUBSEQUENT EVENT

     In February 1997, the Company completed the acquisition of two related companies, Melvin Sosnick Company and Capital Cigar Company ("Sosnick"), wholesale distributors to the convenience retail market in northern California and northern Nevada, for approximately $21.9 million, principally based upon book value of the assets. The purchase price was financed with borrowings under the Company's existing credit facility.

     The acquisition will be accounted for under the purchase method of accounting in 1997. The purchase price will be allocated to the assets acquired based upon their estimated fair values. Results of operations for Sosnick will be included with those of the Company for periods subsequent to the date of acquisition.

     The excess of the purchase price over the net assets acquired will be amortized over a period not to exceed 40 years. The purchase price allocation will be determined during 1997 when additional information becomes available.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows (ages as of December 31, 1996):

             NAME           AGE              POSITION
--------------------------  ---  ------------------------------------------
Gary L. Walsh.............  55   Chairman and Chief Executive Officer
                                 and Director
Robert A. Allen...........  47   President and Chief Operating Officer and
                                 Director
Leo Granucci..............  58   Senior Vice President, Sales and Marketing
Leo F. Korman.............  49   Senior Vice President, Chief Financial
                                 Officer and Secretary
Basil P. Prokop...........  53   President, Canada Division
J. Michael Walsh..........  48   Senior Vice President, Distribution
Thomas A. Berglund........  36   Director
Terry J. Blumer...........  39   Director
John F. Klein.............  33   Director
John A. Sprague...........  44   Director

     GARY L. WALSH has been Chairman and Chief Executive Officer since 1990, and served as President from 1990 until 1996. He has been a director of the Company since 1990. Prior to 1990, he served as Chief Executive Officer of Food Services of America, a food distribution company. Mr. Walsh has more than 30 years of management experience in the food distribution industry.

     ROBERT A. ALLEN has been President and Chief Operating Officer since January 1996. Prior to that time, he served as Senior Vice President, Distribution from 1992 through 1995, and as Vice President, Distribution from 1989 to 1992. He has been a director of the Company since 1994. Before joining the Company, he served as Executive Vice President and Chief Operating Officer of Twin City Wholesale Drug Company of Minneapolis.

     LEO GRANUCCI has been Senior Vice President, Sales and Marketing since 1994. Prior thereto, he served for seven years as Executive Vice President of Sales and Marketing at Bergen Brunswig, a wholesale pharmaceutical distribution company.

     LEO F. KORMAN has been Senior Vice President and Chief Financial Officer since January 1994 and served as Vice President and Chief Financial Officer from 1991 to 1994.

     BASIL P. PROKOP has been President of the Canada Division since 1992. Mr. Prokop joined the Company in 1984.

     J. MICHAEL WALSH has been Senior Vice President, Distribution since January 1996. Prior thereto, he served as Senior Vice President, Operations since 1992 and served as Vice President, Operations from 1991 to 1992.

     THOMAS A. BERGLUND has been a director of the Company since August 1996. He has been a Vice President at Jupiter since 1994. Prior to that he served for three years as an employee of the Invus Group, a privately funded buy-out group specializing in food-related companies.

     TERRY J. BLUMER has been a director of the Company since August 1996. Prior to co-founding Jupiter in 1994, Mr. Blumer was associated with Goldman, Sachs & Co. for over eight years, most recently as an Executive Director.

     JOHN F. KLEIN has been a director of the Company since August 1996. He has been an associate at Jupiter since November 1995. Prior to that, he served for three years as a consultant at Bain & Company, a management consulting firm, and as a manager in the Turnaround and Corporate Recovery Services Group at Price Waterhouse.

     JOHN A. SPRAGUE has been a director of the Company since August 1996. Prior to co-founding Jupiter in 1994, Mr. Sprague was associated with Forstmann Little & Co. for eleven years, most recently as a partner. He is a director of Heartland Wireless Communications, Inc.

     Directors are elected for one year terms and hold office until their successors are elected and qualified or until their earlier resignation or removal. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors. The only family relationship between any of the executive officers or directors is between Gary L. Walsh and J. Michael Walsh, who are brothers.

ITEM 11.                    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Directors of the Company do not receive compensation for service as directors other than reimbursement for reasonable expenses incurred in connection with attending the meetings.

EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the Company's chief executive officer and its four other most highly compensated executive officers for the years ended December 31, 1996 and 1995.

                          SUMMARY COMPENSATION TABLE

                                                                          ANNUAL COMPENSATION
                                                           --------------------------------------------------------
                                                                                         OTHER ANNUAL   ALL OTHER
                                                            FISCAL   SALARY    BONUS     COMPENSATION  COMPENSATION
NAME AND PRINCIPAL POSITION                                  YEAR      ($)      ($)          ($)       ($)(1)(2)
---------------------------                                 ------   --------  --------  ------------  ------------
Gary L. Walsh............................................    1996    $324,000  $309,000                    $3,606
  Chairman and Chief Executive Officer                       1995    $311,539  $312,000                   $35,621

Robert A. Allen..........................................    1996    $247,457  $102,000                    $7,658
  President and Chief Operating Officer                      1995    $183,601  $132,500                   $38,490

Leo Granucci.............................................    1996    $200,465   $50,000                    $7,190
  Senior Vice President, Sales and Marketing                 1995    $192,923  $105,000     $48,677(3)     $4,649

Leo F. Korman............................................    1996    $198,581   $95,000                    $7,082
  Senior Vice President and Chief Financial Officer          1995    $190,944  $110,000                   $23,207

J. Michael Walsh.........................................    1996    $190,693   $52,500                    $6,484
  Senior Vice President, Distribution                        1995    $177,120  $126,500                   $22,378

-----------

(1) These figures for 1996 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts:
     Mr. Allen, $4,750; Mr. Granucci, $4,711; Mr. Korman, $4,620; and Mr. J.M. Walsh, $4,094; (ii) life and other insurance premiums in the following amounts: Mr. G.L. Walsh, $3,606; Mr. Allen, $2,908; Mr. Granucci, $2,479; Mr. Korman, $2,462; and Mr. J.M. Walsh, $2,390.

(2) These figures for 1995 consist of the sum of: (i) Company matching contributions to the Savings Plan in the following amounts: Mr. Allen, $4,620; Mr. Granucci, $1,415; Mr. Korman, $4,620; and Mr. J.M. Walsh, $3,976; (ii) life and other insurance premiums in the following amounts:
     Mr. G.L. Walsh, $4,862; Mr. Allen, $3,111; Mr. Granucci, $3,234; Mr.
     Korman, $3,207; and Mr. J.M. Walsh, $3,022; and (iii) income received in connection with the cancellation of certain stock options in the following amounts: Mr. G.L. Walsh, $30,759; Mr. Allen, $30,759; Mr. Korman, $15,380;
     and Mr. J.M. Walsh, $15,380.

(3)  Consists of relocation expenses.

CERTAIN AGREEMENTS WITH MANAGEMENT
     Each member of Senior Management, constituting the Company's top six executive officers, has entered into a Severance and Non-Competition Agreement with the Company, dated as of August 7, 1996 (collectively, the "Severance and Non-Competition Agreements"), which provides that if the employment of such officer party thereto is terminated other than for Cause (as defined therein) or other than as a result of such officer's resignation for Good Reason (as defined therein), the Company may, in its sole discretion, continue to pay to such officer, for a period of up to one year following such termination, such officer's base salary as in effect on the effective date of such termination. Under the Severance and Non-Competition Agreements, each of such officers has agreed not to engage in activities that compete with those of the Company (i) while such officer is an employee of the Company and (ii) if the Company makes the severance payments described above to such officer, for an additional period of one year after such employment terminates if such officer's employment with the Company terminates for Cause or as a result of his resignation other than for Good Reason.

INDEMNIFICATION AGREEMENTS
     Each of the Company's directors and Mr. Leo F. Korman, the Company's Chief Financial Officer, and Ms. Debra L. Varian, the Company's Controller (collectively, the "Indemnitees"), is party to an identical indemnification agreement with the Company. Pursuant to such agreements, the Company has agreed generally to indemnify and hold harmless each Indemnitee against any losses incurred in connection with any suit, arbitration or proceeding resulting from such Indemnitee's service as an officer, agent, employee or director of the Company, provided that the Company will generally not be required to indemnify an Indemnitee in connection with losses arising out of the Indemnitee's own fraudulent or willful misconduct. Each indemnification agreement terminates upon the occurrence of a Change of Control (as defined in the agreements) of the Company, provided that the Company's obligations to indemnify for events occurring prior to such Change of Control continue.

THE SAVINGS PLAN
     The Company maintains the Core-Mark International, Inc. Nest Egg Savings Plan (the "Savings Plan"), which is a defined contribution plan with a cash or deferred arrangement (as described under Section 401(k) of the Internal Revenue Code of 1986, as amended). All non-union U.S. employees of the Company and its affiliates (unless a bargaining agreement expressly provides for participation) are eligible to participate in the Savings Plan after completing one year of service.

     Eligible employees may elect to contribute on a tax deferred basis from 1% to 10% of their compensation (as defined in the Savings Plan), subject to statutory limitations. A contribution of up to 6% is considered to be a "basic contribution" and the Company makes a matching contribution of $0.50 for each dollar of a participant's basic contribution (all of which may be subject to certain statutory limitations).

     Each participant has a fully vested (nonforfeitable) interest in all contributions made by the individual and all earnings thereon. Each participant must be employed at the end of each quarter to receive an allocation of matching contribution for the most recent calendar quarter.

     The amount of Company matching contributions that the following officers have accrued in the Savings Plan as of December 31, 1996 is as follows: Robert
A. Allen $19,456.43; Leo Granucci $6,126.03; Leo F. Korman $18,713.13; and J.
Michael Walsh $19,398.55. Gary L. Walsh is not a participant in the Savings
Plan.

THE REGISTERED RETIREMENT SAVINGS PLAN (CANADA)
     The Company maintains the Core-Mark International, Inc. Group Retirement Savings Plan (Canada) (the "Registered Retirement Savings Plan" or "RRSP"), which is a defined contribution plan with a cash or deferred arrangement (as described under the Department of National Revenue Taxation Income Tax Act). All non-union Canadian employees of the Company and its affiliates (unless a bargaining agreement expressly provides for participation) are eligible to participate in the Registered Retirement Savings Plan after completing one year of service.

     Eligible employees may elect to contribute on a tax deferred basis from 1% to 10% of their compensation (as defined in the RRSP), subject to statutory limitations. A contribution of up to 6% is considered to be a "basic contribution" and the Company makes a matching contribution of $0.50 for each dollar of a participant's basic contribution (all of which may be subject to certain statutory limitations).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth as of December 31, 1996, certain information regarding the beneficial ownership of the common stock of the Company (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock of the Company, (ii) by each of the Company's directors and executive officers, and (iii) by all directors and executive officers as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole investment and voting power with respect to all the shares of common stock of the Company shown as being beneficially owned by them.

                                           NUMBER OF
                                           SHARES OF
                                        COMMON STOCK OF     PERCENTAGE OF
                                          THE COMPANY      TOTAL SHARES OF
       NAME AND ADDRESS OF               BENEFICIALLY      COMMON STOCK OF
      BENEFICIAL OWNERS(a)                   OWNED           THE COMPANY
      --------------------              ---------------    ---------------
Jupiter...............................      4,125,000           75.0%
Robert A. Allen.......................        281,875            5.1
Leo Granucci..........................        158,125            2.9
Leo F. Korman.........................        213,125            3.9
Basil P. Prokop.......................        164,999            3.0
Gary L. Walsh.........................        343,751            6.2
J. Michael Walsh......................        213,125            3.9
Thomas A. Berglund....................             --             --
Terry J. Blumer.......................      4,125,000(b)        75.0
John F. Klein.........................             --             --
John A. Sprague.......................      4,125,000(b)        75.0
All directors and executive officers
  as a group (10 persons) (b).........      5,500,000          100.0%

-----------

(a) The address for Jupiter, Mr. Berglund, Mr. Blumer, Mr. Klein and Mr. Sprague is 30 Rockefeller Plaza, Suite 4525, New York, New York 10112. The address for Gary L. Walsh, Mr. Allen, Mr. Granucci, Mr. Korman, Mr. Prokop and
J. Michael Walsh is 395 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080.

(b) Represents the shares owned by Jupiter. Messrs. Sprague and Blumer exercise investment and voting power over the shares owned by Jupiter and accordingly are deemed to "beneficially own" such shares in accordance with Rule 13d-3 promulgated under the Exchange Act. Each of Messrs. Blumer and Sprague disclaim beneficial ownership of all shares of the Company owned by Jupiter, except to the extent of their respective ownership interests in such partnership.

STOCKHOLDERS AGREEMENT

     On August 7, 1996, the Company entered into a Stockholders Agreement (the "Stockholders Agreement") with Jupiter and the Senior Management (the "Management Stockholders"), which parties constitute all of the Company's common stockholders. The Stockholders Agreement (a) places significant restrictions on the ability of a Management Stockholder to transfer, pledge or otherwise dispose of 60% of his shares of common stock of the Company (the "Restricted Shares") prior to the Company's initial public offering of common stock, and limits the amount of Restricted Shares that may be sold by such Management Stockholder after such initial public offering, (b) restricts the ability of a Management Stockholder to pledge his shares of common stock that do not constitute Restricted Shares, (c) grants "tag-along" rights (i.e., rights to participate in a sale on a pro rata basis) to each stockholder in connection with the sale (i) by Jupiter of any of its common stock of the Company and (ii) by a Management Stockholder of any of his Restricted Shares, and (d) grants to Jupiter "drag-along" rights (i.e., the right to require Management Stockholders to participate on a pro rata basis in a sale by Jupiter) with respect to shares of common stock held by the Management Stockholders, whether or not Restricted Shares, in connection with a sale by Jupiter of common stock constituting at least 1% of the Company's common stock. The Stockholders Agreement also grants to the Company, first, and Jupiter, second, certain call rights with respect to the purchase of Restricted Shares held by a Management Stockholder in the event that, prior to the fifth anniversary of the date of the Stockholders Agreement, such Management Stockholder's employment with the Company is terminated (other than as a result of death, disability or resignation for Good Reason (as defined therein)). The call provision also applies in the event such Management Stockholder breaches his obligations under the Severance and Non-Competition Agreement described under "Certain Agreements with Management". The purchase price with respect to such call rights under the Stockholders Agreement is the lower of $10 per share and a specified formula described therein (the "Repurchase Formula"), in the event the call right arises as a result of such Management Stockholder's termination for Cause (as defined therein), his resignation other than for Good Reason or a breach of his obligations under the Severance and Non-Competition Agreement to which he is a party. The purchase price with respect to a call right arising as a result of any other employment termination is the Repurchase Formula. Jupiter has agreed that neither it nor the Company will exercise their respective call rights with respect to the Restricted Shares held by Gary L. Walsh in the event that, after December 31, 1997, his employment with the Company is terminated without cause or he resigns without cause or for good reason.

REGISTRATION RIGHTS AGREEMENT

     Pursuant to a Registration Rights Agreement, dated as of August 7, 1996 (the "Registration Rights Agreement"), the Company granted certain demand registration rights to Jupiter and certain "piggy-back" registration rights to Jupiter and the Management Stockholders with respect to the sale of common stock of the Company held by them. In addition to customary priority cut-back provisions relating to underwritten offerings, the Registration Rights Agreement imposes limitations on the number of shares of common stock of the Company that may be included in a "piggy-back" registration by a Management Stockholder.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with a restructuring of the Company in 1994, Gary L. Walsh, Robert A. Allen, Leo F. Korman, Basil P. Prokop, J. Michael Walsh and Leo Granucci (together, "Senior Management") entered into an equity sharing arrangement with certain prior lenders to the Company. As a result of this arrangement and subsequent transactions, Senior Management owned approximately a 53% equity interest in the Company at the time of the Recapitalization.

     On August 7, 1996, in connection with the Recapitalization, the Company redeemed all of the common stock held by the prior lenders (representing approximately 47% of the total outstanding equity interests) and a portion of the common stock held by the Senior Management (representing approximately 44% of the total outstanding equity interests) on a pro rata basis for $135.0 million in cash and $6.3 million initial value of subordinated notes, except that the prior lenders did not receive any subordinated notes. The portion of the common stock previously held by Senior Management which was not redeemed represented 8.9% of the equity interests in the Company outstanding immediately prior to the Recapitalization and represents in the aggregate 25% of the outstanding common stock following the Recapitalization. The Company paid the amount due on the subordinated notes held by Senior Management (a total of approximately $6.3 million, including accreted interest thereon) on September 27, 1996.

      On August 7, 1996, in connection with the Recapitalization, Jupiter purchased from the Company an $18.8 million initial value of subordinated note. The Company paid the amount due on the subordinated note held by Jupiter (a total of approximately $18.9 million including accreted interest thereon) on September 27, 1996.

     Jupiter Partners, Inc., an affiliate of Jupiter, received a $2.15 million advisory fee from the Company in connection with the Recapitalization and the Revolving Credit Facility transactions.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

     1.  Financial Statements

     The consolidated financial statements listed in Item 8. Financial Statements, which appears on page 16, are included herein.

     2.   Financial Statement Schedule

     The following financial statement schedule of Core-Mark International, Inc. for the fiscal years ended December 31, 1994, 1995, and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Core-Mark International, Inc. and subsidiaries.

    Schedule II - Valuation and Qualifying Accounts

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3.   Exhibits

     The following Exhibits are filed as part of, or incorporated by reference into, this Report:


EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------
2.1 Stock Subscription Agreement, dated June 17, 1996, by and among Jupiter Partners, L.P., as amended which is incorporated herein by reference from Exhibit 2.1 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

2.2 Stock Purchase Agreement, dated June 17, 1996, by and between Core-Mark L.L.C. and the Company, as amended which is incorporated herein by reference from Exhibit 2.2 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

3.1 Articles of Incorporation of the Company which is incorporated herein by reference from Exhibit 3.1 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

3.2        By-laws of the Company which is incorporated herein by reference from
           Exhibit 3.2 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

4.1 Indenture, dated as of September 27, 1996, between the Company and Bankers Trust Company as Trustee which is incorporated herein by reference from Exhibit 4.1 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

4.4 Form of Face of Exchange Security which is incorporated herein by reference from Exhibit 4.4 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

10.1 Manufacturing Rights Agreement by and among Famous Value Brands, the Company, Core-Mark Interrelated Companies, Inc. and C/M Products, Inc. which is incorporated herein by reference from Exhibit 10.1 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

10.2 Manufacturing Agreement for "Best Buy" Cigarettes by and between Famous Value Brands and C/M Products, Inc. which is incorporated herein by reference from Exhibit 10.2 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

10.3 Trademark License Agreement by and between Famous Value Brands and Core-Mark Interrelated Companies, Inc. which is incorporated herein by reference from Exhibit 10.3 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

10.4 The Credit Agreement, dated August 7, 1996, among the Company, several lenders parties thereto and The Chase Manhattan Bank which is incorporated herein by reference from Exhibit 10.4 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

10.5 Stockholders Agreement dated as of August 7, 1996, by and among the Company and all of the holders of its Common Stock which is incorporated herein by reference from Exhibit 10.5 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

10.6.1 Severance and Noncompetition Agreement, dated August 7, 1996, between the Company and Gary L. Walsh which is incorporated herein by reference from Exhibit 10.6.1 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

10.6.2 Schedule of Severance and Non Competition Agreements omitted pursuant to Instruction no. 2 to Item 601 of Regulation S-K which is incorporated herein by reference from Exhibit 10.6.2 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

10.7       Letter, dated August 7, 1996, from Jupiter Partners LP to Gary
           L. Walsh which is incorporated herein by reference from Exhibit 10.7 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333- 14217).

10.8 Purchase Agreement, dated September 24, 1996, between the Company, Chase Securities Inc. and Donaldson, Lufkin & Jenrette Securities Corporation which is incorporated herein by reference from Exhibit
           10.8 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

10.9.1 Indemnification Agreement, dated November 12, 1996, between the Company and John F. Klein which is incorporated herein by reference from Exhibit 10.9.1 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

10.9.2 Schedule of Indemnification Agreements omitted pursuant to Instruction no. 2 to Item 601 of Regulation S-K, which is incorporated herein by reference from Exhibit 10.9.2 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

21 List of Subsidiaries of the Company which is incorporated herein by reference from Exhibit 21 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

27         Financial Data Schedule


(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on March 28, 1997.

                                       CORE-MARK INTERNATIONAL, INC.

                                       By          /s/ Leo F. Korman
                                           ---------------------------------
                                           Leo F. Korman, Senior Vice President
                                               and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                       TITLE                         DATE
        ---------                       -----                         ----
    /s/ Gary L. Walsh           Chairman, Chief Executive         March 28, 1997
-----------------------------   Officer and Director
       Gary L. Walsh

   /s/ Robert A. Allen          President, Chief Operating        March 28, 1997
-----------------------------   Officer and Director
      Robert A. Allen

     /s/ Leo F. Korman          Senior Vice President, Chief      March 28, 1997
-----------------------------   Financial Officer and Principal
       Leo F. Korman            Accounting Officer

   /s/ Thomas A. Berglund       Director                          March 28, 1997
-----------------------------
     Thomas A. Berglund

     /s/ Terry J. Blumer        Director                          March 28, 1997
-----------------------------
       Terry J. Blumer

      /s/ John F. Klein         Director                          March 28, 1997
-----------------------------
        John F. Klein

     /s/ John A. Sprague        Director                          March 28, 1997
-----------------------------
       John A. Sprague

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Core-Mark International, Inc.

     Under date of February 21, 1997, we reported on the consolidated balance sheets of Core-Mark International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /S/  KPMG Peat Marwick LLP

SAN FRANCISCO, CALIFORNIA
FEBRUARY 21, 1997

                                                                     SCHEDULE II

                CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)

        Column A                      Column B          Column C               Column D          Column E
                                                        Additions
-----------------------------------------------------------------------------------------------------------
                                      Balance at   Charged to  Charged to                        Balance at
                                      Beginning    Costs and     Other                             End of
     Description                       of Year      Expenses     Accounts      Deductions           Year
-----------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31,
    1994............................     3,022        1,159           --       (1,489)(a)           2,692
    1995............................     2,692        1,720           --         (812)(a)           3,600
    1996............................     3,600          895           --         (614)(a)           3,881

(a) Deductions consist of accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged off.

-----------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSET VALUATION
  ALLOWANCE
Year Ended December 31,
    1994............................    15,857          --            --       (4,015)(b)          11,842
    1995............................    11,842          --            --       (1,018)(b)          10,824
    1996............................    10,824          --            --       (1,514)(b)           9,310

(b) Deductions are due to changes in factors affecting the realizability of the Company's deferred tax assets.