Form 10-Q
period 1997-03-31
CORE MARK INTERNATIONAL INC
filed 1997-05-14
CIK 1024726

                                      FORM 10-Q

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                                          OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     -------------------   ---------------------

                           Commission file number 333-14217

                                     ------------
                                     ------------

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

                                     ------------
                                     ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    X   Yes         No
                                                  -----       -----

   At April 30, 1997, Registrant had outstanding 5,500,000 shares of Common
Stock.

                   ------------------------------------------------
                   ------------------------------------------------

                     CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES

                      FORWARD-LOOKING STATEMENTS OR INFORMATION

    Certain statements contained in this quarterly report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere herein and in the documents incorporated herein by reference are not statements of historical fact but are future-looking or forward-looking statements that may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such forward-looking terminology as the words "believes," "expects," "may," "will," "should," or "anticipates" (or the negative of such terms) or other variations thereon or comparable terminology, or because they involve discussions of Core-Mark International, Inc.'s (the "Company's") strategy. Such forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. The ability of the Company to achieve the results anticipated in such statements is subject to various risks and uncertainties and other factors which may cause the actual results, level of activity, performance or achievements of the Company or the industry in which it operates to be materially different from any future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the general state of the economy and business conditions in the United States and Canada; adverse changes in consumer spending; the ability of the Company to implement its business strategy, including the ability to integrate recently acquired businesses into the Company; the ability of the Company to obtain financing; competition; the level of retail sales of cigarettes and other tobacco products; possible effects of legal proceedings against manufacturers and sellers of tobacco products and the effect of government regulations affecting such products.
As a result of the foregoing and other factors affecting the Company's business beyond the Company's control, no assurance can be given as to future results, levels of activity, performance or achievements and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of December 31, 1996
         and March 31, 1997.................................................  4

     Condensed Consolidated Statements of Income for the three months ended March 31, 1996 and 1997......................................  5

     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1997...............................  6

     Notes to Condensed Consolidated Financial Statements...................  7


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS...........................................  9


PART II - OTHER INFORMATION

    Item 1:   Legal Proceedings............................................. 12

    Item 2:   Changes in Securities......................................... 12

    Item 3:   Defaults upon Senior Securities............................... 12

    Item 4:   Submission of Matters to a Vote of Security Holders........... 12

    Item 5:   Other information............................................. 12

                                                                           PAGE


    Item 6:   Exhibits and Reports on Form 8-K.............................. 13

Signature .................................................................. 14

                     ORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS OF DOLLARS)

                                                  DECEMBER 31,      MARCH 31,
                                                     1996             1997
                                                 -------------    -------------
ASSETS                                                             (UNAUDITED)
Current assets:
   Cash ........................................   $ 25,769         $ 13,380
   Receivables:
       Trade accounts, less allowance for
          doubtful accounts of $3,881 and
          $4,021, respectively                       88,715           86,930
       Other ...................................     12,229            9,989
   Inventories, net of LIFO allowance of $12,452
          and $12,848, respectively ............     99,342          100,839
   Prepaid expenses and other ..................      6,214            6,626
                                                 -------------    -------------
       Total current assets ....................    232,269          217,764

Property and equipment .........................     46,534           49,468
   Less accumulated depreciation ...............    (24,006)         (25,155)
                                                 -------------    -------------
   Net property and equipment ..................     22,528           24,313

Other assets ...................................      9,792            9,522
Goodwill, net of accumulated amortization of
     $15,220 and $15,726, respectively .........     64,447           68,066
                                                 -------------    -------------
                                                   $329,036         $319,665
                                                 -------------    -------------
                                                 -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable ......................   $ 51,572         $ 55,529
   Cigarette and tobacco taxes payable .........     43,912           37,880
   Income taxes payable ........................        454              499
   Deferred income taxes .......................      7,397            7,397
   Other accrued liabilities ...................     30,653           30,298
                                                 -------------    -------------
       Total current liabilities ...............    133,988          131,603

Long-term debt .................................    193,463          186,473
Other accrued liabilities and deferred income
     taxes .....................................      8,585            8,575
                                                 -------------    -------------
    Total liabilities ..........................    336,036          326,651

Commitments and contingencies:
Shareholders' equity:
   Common stock; $.01 par value; 10,000,000
          shares authorized; 5,500,000 shares
          issued and outstanding ...............         55               55
   Additional paid-in capital ..................     26,121           26,121
   Accumulated deficit .........................    (28,576)         (28,514)
   Cumulative currency translation adjustments..     (1,608)          (1,656)
   Additional minimum pension liability ........     (2,992)          (2,992)
                                                 -------------    -------------
       Total shareholders' equity (deficit) ....     (7,000)          (6,986)
                                                 -------------    -------------
                                                   $329,036         $319,665
                                                 -------------    -------------
                                                 -------------    -------------


              See Notes to Condensed Consolidated Financial Statements.

                     CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (IN THOUSANDS OF DOLLARS)
                                     (UNAUDITED)


                                               THREE MONTHS
                                              ENDED MARCH 31,
                                         -------------------------
                                            1996           1997
                                         ----------     ----------
Net sales .............................   $512,888       $527,866
Cost of goods sold ....................    475,996        487,756
                                         ----------     ----------
     Gross profit .....................     36,892         40,110
Operating and administrative expenses..     31,530         35,223
                                         ----------     ----------
     Operating income .................      5,362          4,887

Interest expense, net .................      1,554          4,391
Debt refinancing costs ................        320            392
                                         ----------     ----------
     Income before income taxes .......      3,488            104

Income tax expense ....................      1,533             42
                                         ----------     ----------
     Net income .......................   $  1,955       $     62
                                         ----------     ----------
                                         ----------     ----------


              See Notes to Condensed Consolidated Financial Statements.

                     CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS OF DOLLARS)
                                     (UNAUDITED)



                                                         THREE MONTHS
                                                       ENDED MARCH 31,
                                                   -------------------------
                                                      1996           1997
                                                   ----------     ----------
CASH PROVIDED BY OPERATING ACTIVITIES:

Net income ....................................    $  1,955        $    62

    Adjustments to reconcile net income to
       net cash provided by operating
       activities:
    LIFO expense ..............................         345            396
    Amortization of goodwill ..................         494            506
    Depreciation and amortization .............       1,128          1,358
    Amortization of debt refinancing fees .....         320            392
    Deferred income taxes .....................        (313)             4
    Other adjustments for non-cash and non-
       operating activities ...................         208            236

    Changes in operating assets and
       liabilities, net of acquisitions........      28,604         13,132
                                                   ----------     ----------
Net cash provided by operating activities .....      32,741         16,086
                                                   ----------     ----------
INVESTING ACTIVITIES:

    Net assets of acquired businesses .........          --        (19,680)
    Additions to property and equipment .......      (1,393)        (1,736)
                                                   ----------     ----------
Net cash used in investing activities .........      (1,393)       (21,416)
                                                   ----------     ----------
FINANCING ACTIVITIES:

    Net payments under revolving credit
       agreement ..............................     (32,639)        (6,990)
                                                   ----------     ----------
Net cash used in financing activities .........     (32,639)        (6,990)
                                                   ----------     ----------

Effects of changes in foreign exchange rates ..          60            (69)
                                                   ----------     ----------
Decrease in cash ..............................      (1,231)       (12,389)
Cash, beginning of period .....................      24,447         25,769
                                                   ----------     ----------
CASH, END OF PERIOD ...........................    $ 23,216       $ 13,380
                                                   ----------     ----------
                                                   ----------     ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
    Interest ..................................    $  1,651       $  6,694
    Income taxes ..............................         831              2


              See Notes to Condensed Consolidated Financial Statements.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION

    The condensed consolidated balance sheet as of March 31, 1997, the condensed consolidated statements of income for the three-month periods ended March 31, 1996 and 1997, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1996 and 1997, have been prepared by Core-Mark International, Inc. (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1997 (subject to year-end adjustments) with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

    The condensed consolidated balance sheet as of December 31, 1996, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K") include a description of the Company's significant accounting policies and additional information pertinent to an understanding of both the December 31, 1996 balance sheet and the interim financial statements included herein.

2.  INVENTORIES

    The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $345,000 and $396,000 for the three months ended March 31, 1996 and 1997, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  EXCISE TAXES

    State and provincial excise taxes paid by the Company on cigarettes were $115.7 million and $113.9 million for the three months ended March 31, 1996 and 1997, respectively. These amounts are included in net sales and cost of goods sold for the periods indicated.

4.  ACQUISITION OF THE SOSNICK COMPANIES

    On February 3, 1997, the Company consummated a transaction, pursuant to a Purchase Agreement dated January 31, 1997, to acquire certain assets and the business of two related companies, Melvin Sosnick Company and Capital Cigar Company (collectively "Sosnick" or the "Sosnick Companies"), a wholesale distributor to the convenience retail market in northern California and northern Nevada. Sosnick operates in the same geographic marketplace as the Company and provides similar products and services. The Company is integrating the acquired business into its existing operations and facilities and has hired a majority of Sosnick's former employees (salespeople, warehouse employees and drivers) to support the additional sales volume.

    The assets acquired included trade accounts receivable, inventories and warehouse equipment that the Company intends to continue to use in its business. The acquisition excluded the assumption of substantially all of the liabilities of Sosnick (such as notes payable, trade accounts payable, commitments to lease warehouse facilities and other liabilities). The acquisition has been accounted for using the purchase method of accounting.

4.  ACQUISITION OF THE SOSNICK COMPANIES (CON'T.)


    The purchase price for the assets and the business totaled $21.9 million has been allocated as follows (in thousands):

    Accounts receivable, net                   $ 8,808
    Inventory, net                               8,557
    Property and equipment                       1,265
    Goodwill                                     4,125
    Other assets                                   225
    Liabilities assumed                           (247)
    Other liabilities incurred in connection
        with the acquisition                      (844)
                                              -----------
    Total purchase price                       $21,889
                                              -----------
                                              -----------

    The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $4.1 million and has been recorded as goodwill, which will be amortized on a straight-line basis over a period of 40 years.

    The acquisition was primarily financed by borrowings under the Company's existing revolving credit facility. The total amount of incremental borrowings required to acquire Sosnick at closing was $18.4 million. The remaining purchase price was due and payable in installments during the first ninety days subsequent to closing in varying amounts specified in the purchase agreement, of which $1.3 million was paid in the first quarter of 1997.

    The Company may be obligated to make certain additional payments to Sosnick's shareholders, based on net sales associated with former customers of Sosnick. The amount of such payments, when determinable, will be allocated to goodwill.

    The Company's net sales for the three months ended March 31, 1996 and 1997 would have been $571,146 and $542,466 if the acquisition had occurred at the beginning of 1996 and 1997, respectively. The impact of the acquisition on net income would not have been material for the three-month periods ended March 31, 1996 and 1997.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                      OPERATIONS


    The following discussion should be read in conjunction with Management's Discussion and Analysis included in the Company's 1996 Form 10-K.

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

RESULTS OF OPERATIONS

    The following table sets forth certain operating results as a percentage of net sales for the periods indicated:


                                                  THREE MONTHS
                                                 ENDED MARCH 31,
                                            -------------------------
                                               1996           1997
                                            ----------     ----------

    Net sales                                 100.0%          100.0%
    Cost of goods sold                         92.8            92.4
                                            ----------     ----------
    Gross profit                                7.2             7.6
    Operating & administrative expenses         6.2             6.7
                                            ----------     ----------
    Operating income                            1.0%            0.9%
                                            ----------     ----------
                                            ----------     ----------


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    NET SALES. Net sales for the three months ended March 31, 1997 were $527.9 million, an increase of $15.0 million or 2.9% compared to the same period in 1996. The increase in net sales was principally due to the Sosnick acquisition (which contributed approximately $26 million in sales in the 1997 period) partially offset by a decline in net sales of cigarettes in the 1997 period compared to the 1996 period.

    Net sales of cigarettes for the three months ended March 31, 1997 were $355.8 million, a decrease of $3.9 million or 1.1% compared to the same period in 1996. The decrease in net sales of cigarettes was principally due to a general decline in cigarette unit volume, largely offset by the acquisition of the Sosnick Companies (which contributed approximately $14 million in cigarette net sales in the 1997 period). The Company's total cigarette unit sales for the three months ended March 31, 1997 were 21.0 million cartons, a decrease of
1.2 million cartons or 5.6% compared to the same period in 1996. The Sosnick acquisition contributed approximately 0.9 million in unit sales in the 1997 period, offsetting declines in unit volumes in the U.S. and Canada of approximately 2.0 and 0.1 million cartons, respectively. Unit declines are primarily the result of lower cigarette sales by the Company's customer base.

    Net sales of food and non-food products for the three months ended March 31, 1997 were $172.1 million, an increase of $18.9 million or 12.3% compared to the same period in 1996. The increase was primarily due to the Sosnick acquisition (which contributed approximately $12 million in net sales in the 1997 period) and the Company's focus on increasing food and non-food product sales. The total increase primarily occurred in fast food sales, which increased $4.7 million or 36.0%, candy sales, which increased $4.5 million or 8.1%, other tobacco sales, which increased $2.8 million or 9.8%, and retail beverage sales, which increased $2.2 million or 21.8%.

    GROSS PROFIT. Gross profit for the three months ended March 31, 1997 was $40.1 million, an increase of $3.2 million or 8.7% compared to 1996. The improvement was primarily due to the Sosnick acquisition and increased gross profits from continued sales growth in the food and non-food product categories. The gross profit margin for the three months ended March 31, 1997 increased to 7.6% of net sales as compared to 7.2% of net sales for the same period in 1996. This increase is principally due to food and non-food sales (which carry significantly higher margins than cigarettes) constituting 32.6% of the Company's total net sales for the three months ended March 31, 1997 compared to 29.9% for the same period in 1996. For the three months ended March 31, 1997, the Company recognized LIFO expense of $0.4 million compared to $0.3 million for the same period in 1996.

    OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended March 31, 1997 were $35.2 million, an increase of $3.7 million or 11.7% compared to 1996. Such expenses for the three months ended March 31, 1997 increased to 6.7% of net sales as compared to 6.2% for the same period in 1996. The increase reflects approximately $1.4 million (0.3% of net sales) of one-time duplicative facility costs as a result of the Sosnick acquisition, higher levels of staffing during the initial integration process and other integration costs associated with the acquisition. The remaining increase in expenses as a percentage of sales is primarily attributable to the decline in cigarette volumes and slightly higher handling costs associated with the increased sales growth of the higher margin food and non-food product categories.

    OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended March 31, 1997 was $4.9 million, a decrease of $0.5 million or 8.9% as compared to the same period in 1996. As a percentage of net sales, operating income for the three months ended March 31, 1997 was 0.9%, as compared to 1.0% for the same period in 1996.

    NET INTEREST EXPENSE. Net interest expense for the three months ended March 31, 1997 was $4.4 million, an increase of $2.8 million or 182.6% compared to the same period in 1996. The net increase resulted from an increase in average debt levels primarily due to the recapitalization and senior subordinated note offering which occurred in the third quarter of 1996, as well as additional debt incurred to finance the Sosnick acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs arise primarily from the funding of its working capital needs, capital expenditure programs, and debt service requirements with respect to its revolving credit facility and senior subordinated notes. The Company has no mandatory payments of principal on its senior subordinated notes prior to their final maturity on September 15, 2003, and has no mandatory payments of principal scheduled under its revolving credit facility, which matures June 30, 2001. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities.

    The Company's debt obligations totaled $186.5 million at March 31, 1997, a decrease of $7.0 million from $193.5 million at December 31, 1996. The net decrease in outstanding debt is primarily due to reductions in working capital funding requirements, offset by borrowings to finance the Sosnick acquisition. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

    The Company's principal sources of liquidity are net cash provided by operating activities and its revolving credit facility. At year end the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically lower at the end of any fiscal year compared to interim periods. However, at March 31, 1997, the Company's inventory levels were significantly higher than at March 31, 1996 due to higher cigarette inventory resulting from manufacturers' price increases that occurred in March of 1997. As a result, net cash provided by operating activities was significantly lower for the three months ended March 31, 1997 as compared to the same period in 1996.

    As discussed in Note 4 "Acquisition of the Sosnick Companies" to the Condensed Consolidated Financial Statements, on February 3, 1997, the Company acquired certain assets and the business of the Sosnick Companies. The assets acquired included trade accounts receivable, inventories, and warehouse equipment that the Company is using in its business. The aggregate purchase price for the assets and business acquired was $21.9 million. The excess of the purchase price over the fair value of the assets acquired was $4.1 million and has been reflected as goodwill.

    The acquisition was primarily financed by borrowings under the Company's existing revolving credit facility. The total amount of incremental borrowings required to acquire Sosnick at closing was $18.4 million. The remaining purchase price was due and payable in installments during the first ninety days subsequent to closing in varying amounts specified in the purchase agreement, of which $1.3 million was paid in the first quarter of 1997.

    The Company may be obligated to make certain additional payments to Sosnick's shareholders, based on net sales associated with former customers of Sosnick. The amount of such payments, when determinable, will be allocated to goodwill.

    The Company is integrating the acquired business into its existing operations and facilities. As a result, the Company expects to incur certain duplicative facility and other operating costs that will impact the Company's operating expenses during the remainder of fiscal 1997. Management expects the integration process to be complete by the end of 1997.

    The Company made capital expenditures of $1.7 million for the three months ended March 31, 1997. For the remainder of 1997, the Company estimates it will spend approximately $7 to $9 million for capital requirements, principally consisting of warehouse facilities and equipment. These expenditures are expected to be funded out of net cash provided by operating activities and its revolving credit facility.

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

    Previous filings referred to an action brought by the County of Los Angeles in October 1996 naming the Company, tobacco manufacturers and other distributors of tobacco products as defendants. The claims against the Company with respect to that action have been dismissed by the Superior Court for the County of San Diego; however, the Court gave the plaintiff thirty days to re-file the complaint. In addition, the same Court also dismissed the Company from claims against it with respect to a "private attorney-general" lawsuit filed in December 1996, which was also disclosed in previous filings. The court gave the plaintiff thirty days to re-file the complaint.

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

    In February, March and April 1997, a subsidiary of the Company was served with three complaints filed by individual plaintiffs in the District Court of Nueces County, Texas. The other defendants in the lawsuits include certain U.S. tobacco manufacturers. The complaint seeks compensatory and punitive damages for injuries allegedly caused by the use of tobacco products.

    The Company does not believe that these actions will have a material adverse effect on the Company's financial condition. The Company has been indemnified with respect to certain claims alleged in each of the above actions.

    In addition, the Company is a party to other lawsuits incurred in the ordinary course of its business. The Company believes it is adequately insured with respect to such lawsuits or that such lawsuits will not result in losses material to its consolidated financial position or results of operations.

Item 2:  Changes in Securities

    Not applicable


Item 3: Defaults Upon Senior Securities

    Not applicable


Item 4:  Submission of Matters to a Vote of Security Holders

    Not applicable


Item 5: Other Information

    Not applicable

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

    10.9 Purchase agreement dated January 31, 1997 between the Company and Melvin Sosnick Company and Capital Cigar Company, incorporated herein by reference from Exhibit (i) to Core-Mark International, Inc.'s Current Report on Form 8-K filed February 18, 1997 (Registration No. 333-14217).

    10.10 First Amendment dated as of January 31, 1997 to the Credit Agreement dated as of August 7, 1996.

    27     Financial Data Schedule


(b)        Reports on Form 8-K:

           During the first quarter of 1997, the Registrant filed a Current Report on Form 8-K for the following event:

    1.     February 18, 1997

           Item 2 - Acquisition of Assets

           Reported that the Company entered into an agreement to acquire certain assets and the business of two related companies, Melvin Sosnick Company and Capital Cigar Company ("Sosnick"), a wholesale distributor to the convenience retail market in northern California and northern Nevada. Exhibits included the Purchase Agreement dated January 31, 1997. Financial statements required by Item 7 of Form 8-K were filed with the Commission on April 21, 1997 on Form 8-K/A.

                                      SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORE-MARK INTERNATIONAL, INC.
                                              (Registrant)


Date:      May 14, 1997          By:       /s/  Leo F. Korman
     -----------------------        -------------------------------------
                                        Senior Vice President and
                                         Chief Financial Officer
                                    (Principal Accounting Officer and
                                         duly authorized officer)

First Amendment dated as of January 31, 1997 to the Credit Agreement dated as of August 7, 1996.

    FIRST AMENDMENT


    FIRST AMENDMENT, dated as of January 31, 1997 (this "AMENDMENT"), to the Credit Agreement, dated as of August 7, 1996 (as amended, supplemented or otherwise modified from time to time, the "CREDIT AGREEMENT"), among CORE-MARK INTERNATIONAL, INC., a Delaware corporation (the "BORROWER"), the several banks and other financial institutions from time to time parties thereto (the "LENDERS") and The Chase Manhattan Bank, a New York banking corporation, as administrative agent for the Lenders thereunder (in such capacity, the "ADMINISTRATIVE AGENT").

                              W I T N E S S E T H:


    WHEREAS, the Borrower has entered into a letter of intent, dated December 20, 1996, to purchase from the Melvin Sosnick Company, inventory, accounts receivable and select fixed assets for the net book value of these assets plus a premium;

    WHEREAS, in connection therewith, the Borrower has requested that the Administrative Agent and the Lenders enter into this First Amendment; and

    WHEREAS, upon this Amendment becoming effective, the Majority Lenders have agreed, that certain provisions of the Credit Agreement be amended in the manner provided for in this Amendment.

    NOW, THEREFORE, in consideration of the premises contained herein, the parties hereto hereby agree as follows:

    I. DEFINED TERMS. Terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.

    II.  AMENDMENTS TO CREDIT AGREEMENT.

         1. AMENDMENT TO SUBSECTION 1.1. Subsection 1.1 of the Credit Agreement is hereby amended by adding the following definition in the appropriate alphabetical order:

         "SOSNICK ACQUISITION": the acquisition of substantially all of the assets of the Melvin Sosnick Company and Capital Cigar Company and the payment of related costs and expenses.

         2. AMENDMENT TO SUBSECTION 7.1(B). Subsection 7.1(b) of the Credit Agreement is hereby amended by deleting clause (ii) thereof in its entirety and substituting in lieu thereof the following:

         "(ii) permit Consolidated Net Worth of the Borrower at any time during the period from March 31, 1997 to June 30, 2001 to be less than an amount equal to $6,500,000 PLUS the aggregate of 50% of Consolidated Net Income of the Borrower, if positive, for each quarter during the period commencing on January 1, 1997 and ending at the close of the fiscal quarter then last ended."

         3. AMENDMENT TO SUBSECTION 7.9. Subsection 7.9 of the Credit Agreement is hereby amended by deleting said subsection in its entirety and substituting in lieu thereof the following:

         "7.9 LIMITATION ON CAPITAL EXPENDITURES. Make or commit to make (by way of the acquisition of securities of a Person or otherwise) any expenditure in respect of the purchase or other acquisition of fixed or capital assets except for expenditures in the ordinary course of business not exceeding, in the aggregate for the Borrower and its Subsidiaries, $11,500,000, for the 1997 fiscal year and $9,500,000, for each fiscal year thereafter, PROVIDED, that up to $1,500,000 of any such amount if not so expended in the fiscal year for which it is permitted above, may be carried over for expenditure in the next following fiscal year; PROVIDED, FURTHER, that any expenditures constituting a portion of the acquisition price of a business or a line of business acquired as a going concern and also classified as an acquisition covered by subsection 7.10 shall not be taken into account for purposes of determining compliance with the provisions of this subsection 7.9."

         4. AMENDMENT TO SUBSECTION 7.10(D). Subsection 7.10(d) is hereby amended to add at the end thereof a sentence reading in its entirety as follows:

         "; PROVIDED, that any portion of the purchase price of the Sosnick Acquisition shall not be taken into account for purposes of determining compliance with the provisions of this subsection 7.10(d)."

    III. CONDITIONS TO EFFECTIVENESS. This Amendment shall become effective on the date (the "AMENDMENT EFFECTIVE DATE") on which all of the following conditions precedent have been satisfied or waived:

         1. The Borrower, the Administrative Agent and the Majority Lenders shall have executed and delivered to the Administrative Agent this Amendment.

         2. The Administrative Agent shall have received an acknowledgement and consent (together with this Amendment, the "AMENDMENT DOCUMENTS"), substantially in the form of Exhibit A hereto, from each of the Borrower and its Subsidiaries party to the Security Agreement and the Subsidiaries Guarantee or any other security agreement or guarantee acknowledging and consenting to the execution, delivery and performance of this Amendment and the transactions contemplated hereby and confirming the security interests and guaranties granted and created therein, in each case, executed and delivered by a duly authorized officer of such party.

         3. The Administrative Agent shall have received a copy of the resolutions, in form and substance satisfactory to the Administrative Agent, of the Board of Directors of each of the Borrower and its Subsidiaries authorizing the execution, delivery and performance of each of the Amendment Documents to which it is a party and any borrowings, and the creation and perfection of any security interest and liens, contemplated by such Amendment Documents, certified by the Secretary or an Assistant Secretary of such party thereto (each an "AMENDMENT PARTY") as of the Amendment Effective Date, which certificate shall state that the resolutions thereby certified have not been amended, modified, revoked or rescinded as of the date of such certificate.

         4. The Administrative Agent shall have received, to the extent that it has not theretofore received, a certificate of the Secretary or Assistant Secretary of each Amendment Party, dated the Amendment Effective Date, as to the incumbency and signature of each of the officers signing the Amendment Documents to which such Amendment Party is a party, and any other instrument or document delivered by such Amendment Party in connection herewith, together with evidence of the incumbency of such Secretary or Assistant Secretary.

         5. The Sosnick Acquisition shall have been consummated pursuant to a structure and terms (including without limitation those set forth in an asset purchase agreement and any other related documentation (the "SOSNICK ACQUISITION DOCUMENTS") executed in connection with the Sosnick Acquisition and such Sosnick Acquisition Documents shall, unless otherwise agreed to by the Administrative Agent, in each case be in all material respects the same as any drafts distributed to the Administrative Agent prior to the consummation of the Sosnick Acquisition) reasonably satisfactory to the Administrative Agent and the Administrative Agent shall have received true and correct copies of the Sosnick Acquisition Documents duly executed by the parties thereto.

    IV.  GENERAL.

         1. REPRESENTATION AND WARRANTIES. The representations and warranties made by the Borrower and its Subsidiaries in the Credit Agreement, the Security Documents and the Subsidiaries Guarantee or any other security agreement or guarantee are true and correct in all material respects on and as of the Amendment Effective Date, before and after giving effect to the effectiveness of this Amendment, as if made on and as of the Amendment Effective Date, except where such representations and warranties relate to an earlier date in which case such representations and warranties shall be true and correct in all material respects as of such earlier date and except to the extent and only to the extent waived herein; PROVIDED that all references to the Credit Agreement in such representations and warranties shall be and are deemed to mean this Amendment as well as the Credit Agreement as amended hereby.

    2. PAYMENT OF EXPENSES. The Borrower agrees to pay or reimburse the Administrative Agent for all of its out-of-pocket costs and reasonable expenses incurred in connection with the Amendment Documents, any other documents prepared in connection herewith and the transactions contemplated hereby, including, without limitation, the reasonable fees and disbursements of Simpson Thacher & Bartlett, counsel to the Administrative Agent.

    3. NO OTHER AMENDMENTS; CONFIRMATION. Except as expressly amended, modified and supplemented hereby, the provisions of the Credit Agreement and the Notes are and shall remain in full force and effect.

    4. COUNTERPARTS. This Amendment may be executed in any number of counterparts by the parties hereto, each of which counterparts when so executed shall be an original, and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

    5. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

    IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.

                                     CORE-MARK INTERNATIONAL, INC.

                                     By:  /s/ Leo F. Korman
                                      Name:  Leo F. Korman
                                      Title: Senior Vice President and
                                               Chief Financial Officer


                                     THE CHASE MANHATTAN BANK, as
                                     Administrative Agent and as a Lender

                                     By: /s/ Marian N. Schulman
                                      Name: Marian N. Schulman
                                      Title:  Attorney-in-fact


                                     VAN KAMPEN AMERICAN CAPITAL PRIME RATE
                                     INCOME TRUST, as a Lender

                                     By: /s/ Jeffrey W. Maillet
                                      Name: Jeffrey W. Maillet
                                      Title:  Senior Vice President and Director


                                     BANK OF MONTREAL, as a Lender

                                     By:  /s/ Brenda Buttner
                                      Name:  Brenda Buttner
                                      Title:  Director


                                     FIRST SOURCE FINANCIAL LLP, as a Lender by
                                     First Source Financial, Inc., its
                                     Agent/Manager

                                     By:  /s/ James W. Wilson
                                      Name:  James W. Wilson
                                      Title: Senior Vice President

                                     LASALLE BUSINESS CREDIT, INC., as a Lender

                                     By:  /s/ Robert E. Alexander
                                      Name:  Robert E. Alexander
                                      Title:  Vice President


                                     SANWA BUSINESS CREDIT CORPORATION, as a
                                     Lender

                                     By:  /s/ Timothy K. Turner
                                      Name:  Timothy K. Turner
                                      Title:  First Vice President


                                     UNION BANK OF CALIFORNIA, N.A., as a Lender

                                     By:  /s/ Alison Amonette
                                      Name:  Alison Amonette
                                      Title:  Vice President


                                     CREDITANSTALT CORPORATE FINANCE, INC., as a
                                     Lender


                                     By:  /s/ Jack Bertges
                                      Name: Jack Bertges
                                      Title:   Senior Vice President

                                     By:  /s/ James McCann
                                      Name: James McCann
                                      Title:  Vice President


                                     FIRST BANK NATIONAL ASSOCIATION, as a
                                     Lender

                                     By:  /s/ Elliot J. Jaffee
                                      Name:  Elliot J. Jaffee
                                      Title: Vice President


                                     MITSUI LEASING (USA) INC., as a Lender

                                     By:  /s/ Jerry Parisi
                                      Name:  Jerri Parisi
                                      Title:  Senior Vice President


                                     US NATIONAL BANK OF OREGON, as a Lender

                                     By:  /s/ Joyce P. Dorsett
                                      Name:  Joyce P. Dorsett
                                      Title:  Corporate Banking Credit Officer

                                     BANQUE NATIONALE DE PARIS, as a Lender


                                     By:
                                      Name:
                                      Title:


                                     GIROCREDIT BANK, as a Lender

                                     By:  /s/ John Redding
                                      Name: John Redding
                                      Title:  Vice President


                                     SAKURA BANK, LIMITED, as a Lender

                                     By:  /s/ Taneo Sanuki
                                      Name:  Taneo Sanuki
                                      Title:  Joint General Manager


                                     THE FIRST NATIONAL BANK OF BOSTON, as a
                                     Lender

                                     By:  /s/ Abraham W.E. Weekes
                                      Name:  Abraham W.E. Weekes
                                      Title:  Vice President

                                   EXHIBIT A
                           ACKNOWLEDGEMENT AND CONSENT

    Each of the undersigned corporations (i) as a guarantor under that certain Subsidiaries Guarantee, dated as of August 7, 1996 (the "GUARANTEE"), made by each of such corporations in favor of the Administrative Agent and
(ii) as a grantor under that certain Security Agreement, dated as of August 7, 1996 (the "SECURITY AGREEMENT"), made by each of such corporations in favor of the Administrative Agent, confirms and agrees that the Guarantee and the Security Agreement are, and shall continue to be, in full force and effect and are hereby ratified and confirmed in all respects and the Guarantee and the Security Agreement and all of the Collateral (as defined in the Security Agreement) do, and shall continue to, secure the payment of all of the Obligations (as defined in the Guarantee) and the Obligations (as defined in the Security Agreement), as the case may be, pursuant to the terms of the Guarantee or the Security Agreement, as the case may be. Capitalized terms not otherwise defined herein shall have the meanings assigned to them in the Credit Agreement referred to in the Amendment to which this Acknowledgement and Consent is attached.

                                      CORE-MARK INTERNATIONAL, INC.

                                      By:  /s/ Leo F. Korman
                                       Name:  Leo F. Korman
                                       Title: Senior Vice President
                                              Chief Financial Officer


                                      C/M PRODUCTS, INC.

                                      By:  /s/ Leo F. Korman
                                       Name: Leo F. Korman
                                       Title: Senior Vice President
                                              Chief Financial Officer


                                      CORE-MARK INTERRELATED COMPANIES, INC.

                                      By:  /s/ Leo F. Korman
                                       Name: Leo F. Korman
                                       Title: Senior Vice President
                                              Chief Financial Officer


                                      CORE-MARK MIDCONTINENT, INC.

                                      By:  /s/ Leo F. Korman
                                       Name: Leo F. Korman
                                       Title: Senior Vice President
                                              Chief Financial Officer


Dated as of January 31, 1997