Form 10-Q
period 1997-06-30
CORE MARK INTERNATIONAL INC
filed 1997-08-08
CIK 1024726

                                      FORM 10-Q


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                          OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to_____________________

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

                                 x  Yes       No
                                ---       ---

 At July 31, 1997, Registrant had outstanding 5,500,000 shares of Common Stock.

                   ===============================================

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

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of December 31, 1996 and
         June 30, 1997.....................................................   4

    Condensed Consolidated Statements of Income for the three and six
         months ended June 30, 1996 and 1997 ..............................   5

    Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 1996 and 1997......................................   6

    Notes to Condensed Consolidated Financial Statements ..................   7


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS..............................................   9


PART II - OTHER INFORMATION

    Item 1:   Legal Proceedings............................................  13

    Item 2:   Changes in Securities........................................  13

    Item 3:   Defaults upon Senior Securities..............................  13

    Item 4:   Submission of Matters to a Vote of Security Holders..........  13

    Item 5:   Other information............................................  14

                                                                           PAGE
                                                                           ----


    Item 6:   Exhibits and Reports on Form 8-K.............................  14

Signature..................................................................  15

                CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)

                                                                              DECEMBER 31,           JUNE 30,
                                                                                  1996                 1997
                                                                              -------------        -------------
ASSETS                                                                                              (UNAUDITED)
Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  25,769            $  16,829
    Receivables:
         Trade accounts, less allowance for doubtful accounts of
              $3,881 and $4,043, respectively. . . . . . . . . . . .               88,715               98,797
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . .               12,229               14,191
    Inventories, net of LIFO allowance of $12,452 and $13,459,
              respectively . . . . . . . . . . . . . . . . . . . . .               99,342              105,055
    Prepaid expenses and other . . . . . . . . . . . . . . . . . . .                6,214                7,183
                                                                                ----------           ----------
         Total current assets  . . . . . . . . . . . . . . . . . . .              232,269              242,055

Property and equipment . . . . . . . . . . . . . . . . . . . . . . .               46,534               53,166
    Less accumulated depreciation  . . . . . . . . . . . . . . . . .              (24,006)             (25,955)
                                                                                ----------           ----------
    Net property and equipment . . . . . . . . . . . . . . . . . . .               22,528               27,211

Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .                9,792                9,014
Goodwill, net of accumulated amortization of $15,220 and $16,252,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . . .               64,447               67,540
                                                                                ----------           ----------
                                                                                $ 329,036            $ 345,820
                                                                                ----------           ----------
                                                                                ----------           ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable . . . . . . . . . . . . . . . . . . . . .            $  51,572            $  57,105
    Cigarette and tobacco taxes payable. . . . . . . . . . . . . . .               43,912               48,365
    Income taxes payable . . . . . . . . . . . . . . . . . . . . . .                  454                  658
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .                7,397                7,386
    Other accrued liabilities. . . . . . . . . . . . . . . . . . . .               30,653               31,081
                                                                                ----------           ----------
         Total current liabilities . . . . . . . . . . . . . . . . .              133,988              144,595

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .              193,463              197,461
Other accrued liabilities and deferred income taxes. . . . . . . . .                8,585                8,743
                                                                                ----------           ----------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .              336,036              350,799

Commitments and contingencies:
Shareholders' equity:
    Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding . . . . . . . . . .                   55                   55
    Additional paid-in capital . . . . . . . . . . . . . . . . . . .               26,121               26,121
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .              (28,576)             (26,225)
    Cumulative currency translation adjustments. . . . . . . . . . .               (1,608)              (1,938)
    Additional minimum pension liability . . . . . . . . . . . . . .               (2,992)              (2,992)
                                                                                ----------           ----------
         Total shareholders' equity (deficit). . . . . . . . . . . .               (7,000)              (4,979)
                                                                                ----------           ----------
                                                                                 $329,036            $ 345,820
                                                                                ----------           ----------
                                                                                ----------           ----------


         See Notes to Condensed Consolidated Financial Statements.

                CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)


                                                                   THREE MONTHS                 SIX MONTHS
                                                                  ENDED JUNE 30,               ENDED JUNE 30,
                                                             -----------------------     -------------------------
                                                               1996           1997          1996           1997
                                                             --------       --------     ----------     ----------
Net sales  . . . . . . . . . . . . . . . . . . . . .         $555,687       $614,994     $1,068,575     $1,142,860
Cost of goods sold . . . . . . . . . . . . . . . . .          513,612        568,428        989,608      1,056,184
                                                             --------       --------     ----------     ----------
    Gross profit . . . . . . . . . . . . . . . . . .           42,075         46,566         78,967         86,676
Operating and administrative expenses  . . . . . . .           32,986         37,708         64,516         72,931
                                                             --------       --------     ----------     ----------
    Operating income . . . . . . . . . . . . . . . .            9,089          8,858         14,451         13,745

Interest expense, net  . . . . . . . . . . . . . . .            1,417          4,653          2,971          9,044
Debt refinancing costs . . . . . . . . . . . . . . .              315            391            635            783
                                                             --------       --------     ----------     ----------
    Income before income taxes . . . . . . . . . . .            7,357          3,814         10,845          3,918

Income tax expense . . . . . . . . . . . . . . . . .            3,096          1,525          4,629          1,567
                                                             --------       --------     ----------     ----------
    Net income . . . . . . . . . . . . . . . . . . .         $  4,261       $  2,289     $    6,216     $    2,351
                                                             --------       --------     ----------     ----------
                                                             --------       --------     ----------     ----------



          See Notes to Condensed Consolidated Financial Statements.

                CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                                                             SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                      ------------------------
                                                                                        1996           1997
                                                                                      ---------      ---------
CASH PROVIDED BY OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  6,216       $  2,351

    Adjustments to reconcile net income to
         net cash provided by operating activities:
    LIFO expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             727          1,007
    Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . . . . .             989          1,032
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .           2,281          2,726
    Amortization of debt refinancing fees. . . . . . . . . . . . . . . . . . .             635            783
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .            (438)           121
    Other adjustments for non-cash and non-operating activities. . . . . . . .             256            193
    Changes in operating assets and liabilities, net of acquisitions . . . . .          19,350          6,382
                                                                                      ---------      ---------
Net cash provided by operating activities  . . . . . . . . . . . . . . . . . .          30,016         14,595
                                                                                      ---------      ---------
INVESTING ACTIVITIES:

    Net assets of acquired businesses  . . . . . . . . . . . . . . . . . . . .             ---        (21,361)
    Additions to property and equipment  . . . . . . . . . . . . . . . . . . .          (2,423)        (6,196)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (8)         ---
                                                                                      ---------      ---------
Net cash used in investing activities  . . . . . . . . . . . . . . . . . . . .          (2,431)       (27,557)
                                                                                      ---------      ---------
FINANCING ACTIVITIES:

    Net borrowings (payments) under revolving credit agreement . . . . . . . .         (39,194)         3,998
                                                                                      ---------      ---------
Net cash provided by (used in) financing activities  . . . . . . . . . . . . .         (39,194)         3,998
                                                                                      ---------      ---------

Effects of changes in foreign exchange rates . . . . . . . . . . . . . . . . .              73             24
                                                                                      ---------      ---------
Decrease in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (11,536)        (8,940)
Cash, beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . .          24,447         25,769
                                                                                      ---------      ---------
CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 12,911       $ 16,829
                                                                                      ---------      ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,062         $8,778
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,849          1,248


          See Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1997, have been prepared by Core-Mark International, Inc. (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1997 (subject to year-end adjustments) and the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2.  INVENTORIES

    The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $382,000 and $611,000 for the three months ended June 30, 1996 and 1997, respectively, and $727,000 and $1,007,000 for the six months ended June 30, 1996 and 1997, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  EXCISE TAXES

    State and provincial excise taxes paid by the Company on cigarettes were $122.1 million and $129.6 million for the three months ended June 30, 1996 and 1997, respectively, and $237.8 million and $243.4 million for the six months ended June 30, 1996 and 1997, respectively. These amounts are included in net sales and cost of goods sold for the periods indicated.

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

4.  ACQUISITION OF THE SOSNICK COMPANIES (CON'T.)

    The purchase price for the assets and the business totaled $21.4 million and has been allocated as follows (in thousands):


    Accounts receivable, net                                  $ 8,613
    Inventory, net                                              8,224
    Property and equipment                                      1,265
    Goodwill                                                    4,125
    Other assets                                                  225
    Liabilities assumed                                          (247)
    Other liabilities incurred in connection with the
      acquisition                                                (844)
                                                              --------
    Total purchase price                                      $21,361
                                                              --------
                                                              --------

    The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $4.1 million and has been recorded as goodwill, which will be amortized on a straight-line basis over a period of 40 years.

    The acquisition was primarily financed by borrowings under the Company's existing revolving credit facility. The total amount of incremental borrowings required to acquire Sosnick at closing was $18.4 million. The remaining purchase price was due and payable in installments during the first ninety days subsequent to closing in varying amounts specified in the purchase agreement, of which $1.3 million was paid in the first quarter of 1997 and $1.6 million was paid in the second quarter of 1997. Based on certain contractual provisions, the total purchase price was reduced by approximately $0.5 million during the second quarter of 1997, reflecting a decrease in the total assets acquired.

    The Company's net sales for the three and six-month periods ended June
30, 1996 would have been $618 million and $1,189 million, respectively, if the acquisition had occurred as of January 1, 1996. The Company's net sales for the six month period ended June 30, 1997 would have been $1,157 million, if the acquisition had occurred as of January 1, 1997. The Company's net sales for the three-month period ended June 30, 1997 includes Sosnick sales for the entire period. The impact of the acquisition on net income would not have been material for the three or six-month periods ended June 30, 1996 and 1997.

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

RESULTS OF OPERATIONS

    The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

                                                   THREE MONTHS                   SIX MONTHS
                                                  ENDED JUNE 30,                ENDED JUNE 30,
                                              ---------------------         ---------------------
                                               1996           1997           1996           1997
                                              ------         ------         ------         ------
Net sales. . . . . . . . . . . . . . . .      100.0%         100.0%         100.0%         100.0%
Cost of goods sold . . . . . . . . . . .       92.4           92.4           92.6           92.4
                                             ------         ------         ------         ------
Gross profit . . . . . . . . . . . . . .        7.6            7.6            7.4            7.6
Operating & administrative expenses. . .        5.9            6.1            6.0            6.4
                                             ------         ------         ------         ------
Operating income . . . . . . . . . . . .        1.6%           1.4%           1.4%           1.2%
                                             ------         ------         ------         ------
                                             ------         ------         ------         ------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    NET SALES. Net sales for the three months ended June 30, 1997 were $615.0 million, an increase of $59.3 million or 10.7% compared to the same period in 1996. The increase in net sales was principally due to the Sosnick acquisition (which contributed approximately $41 million in sales in the 1997 period) and increases in net sales of food and non-food products during the period.

    Net sales of cigarettes for the three months ended June 30, 1997 were $408.4 million, an increase of $23.4 million or 6.1% compared to the same period in 1996. The increase in net sales of cigarettes was principally due to the acquisition of the Sosnick Companies (which contributed approximately $22 million in cigarette net sales in the 1997 period) and an increase in cigarette prices. The Company's total cigarette unit sales for the three months ended June 30, 1997 were 23.7 million cartons, an increase of 0.6 million cartons or 2.6% compared to the same period in 1996. The Sosnick acquisition contributed approximately 1.5 million in unit sales in the 1997 period, offsetting a 3.7% decline in unit volumes in the U.S. and Canada.

    Net sales of food and non-food products for the three months ended June 30, 1997 were $206.6 million, an increase of $35.9 million or 21.0% compared to the same period in 1996. The increase was primarily due to the Company's continued focus on increasing food and non-food product sales and to the Sosnick acquisition (which contributed approximately $19 million in net sales in the 1997 period). The increase occurred primarily in fast food sales, which increased $8.1 million or 51.6%, candy sales, which grew $8.1 million or 14.6%, and snack sales, which were higher by $5.0 million or 49.4%.

    GROSS PROFIT. Gross profit for the three months ended June 30, 1997 was $46.6 million, an increase of $4.5 million or 10.7% compared to the same period in 1996. The improvement was primarily due to increased gross profits from continued sales growth in the food and non-food product categories (which carry significantly higher margins than cigarettes) and the Sosnick acquisition. For the three months ended June 30, 1997, the Company recognized LIFO expense of $0.6 million compared to $0.4 million for the same period in 1996.

    OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended June 30, 1997 were $37.7 million, an increase of $4.7 million or 14.3% compared to 1996. Such expenses for the three months ended June 30, 1997 increased to 6.1% of net sales as compared to 5.9% for the same period in 1996. The increase reflects approximately $0.9 million (0.1% of net sales) of one-time duplicative facility costs as a result of the Sosnick acquisition, higher levels of staffing during the initial integration process and other integration costs associated with the acquisition. The remaining increase in expenses as a percentage of sales is primarily attributable to the decline in cigarette volumes and the slightly higher handling costs associated with the increased sales growth of the higher margin food and non-food product categories.

    OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended June 30, 1997 was $8.9 million, a decrease of $0.2 million or 2.6% as compared to the same period in 1996. As a percentage of net sales, operating income for the three months ended June 30, 1997 was 1.4%, as compared to 1.6% for the same period in 1996.

    NET INTEREST EXPENSE. Net interest expense for the three months ended June 30, 1997 was $4.7 million, an increase of $3.2 million or 228.4% compared to the same period in 1996. This increase resulted from an increase in average debt levels and the Company's average interest rate primarily due to the recapitalization and senior subordinated note offering which occurred in the third quarter of 1996, as well as the additional debt incurred to finance the Sosnick acquisition.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    NET SALES. Net sales for the six months ended June 30, 1997 were $1,142.9 million, an increase of $74.3 million or 7.0% compared to the same period in 1996. The increase in net sales was principally due to the Sosnick acquisition (which contributed approximately $67 million in sales in the 1997 period). Excluding the impact of the Sosnick acquisition, the increase in net sales was due to higher net sales of food and non-food products, partially offset by a decline in net sales of cigarettes in the 1997 period compared to the 1996 period.

    Net sales of cigarettes for the six months ended June 30, 1997 were $764.2 million, an increase of $19.5 million or 2.6% compared to the same period in 1996. The increase in net sales of cigarettes was principally due to the acquisition of the Sosnick Companies (which contributed approximately $36 million in cigarette net sales in the 1997 period) and an increase in cigarette prices offset by a general decline in cigarette unit volume (excluding Sosnick unit volume). The Company's total cigarette unit sales for the six months ended June 30, 1997 were 44.7 million cartons, a decrease of
0.6 million cartons or 1.4% compared to the same period in 1996. The Sosnick acquisition contributed approximately 2.4 million in unit sales in the 1997 period, offsetting declines in unit volumes in the U.S. and Canada of approximately 2.8 and 0.3 million cartons, respectively. Unit declines are primarily the result of lower cigarette sales by the Company's customer base, and the termination of some high volume, marginally profitable cigarette business.

    Net sales of food and non-food products for the six months ended June 30, 1997 were $378.7 million, an increase of $54.8 million or 16.9% compared to the same period in 1996. The increase was primarily due to the Company's continued focus on increasing food and non-food product sales and to the Sosnick acquisition (which contributed approximately $31 million in net sales in the 1997 period). The increase occurred primarily in fast food sales, which grew $12.9 million or 44.5%, candy sales, which increased $12.6 million or 11.4%, and snack sales, which were higher by $7.1 million or 38.2%.

    GROSS PROFIT. Gross profit for the six months ended June 30, 1997 was $86.7 million, an increase of $7.7 million or 9.8% compared to 1996. The improvement was primarily due to increased gross profits from continued sales growth in the food and non-food product categories and the Sosnick acquisition. The gross profit margin for the six months ended June 30, 1997 increased to 7.6% of net sales as compared to 7.4% of net sales for the same period in 1996. This increase is principally due to food and non-food sales (which carry significantly higher margins than cigarettes) constituting 33.1% of the Company's total net sales for the six months ended June 30, 1997 compared to 30.3% for the same period in 1996. For the six months ended June 30, 1997, the Company recognized LIFO expense of $1.0 million compared to $0.7 million for the same period in 1996.

    OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the six months ended June 30, 1997 were $72.9 million, an increase of $8.4 million or 13.0% compared to 1996. Such expenses for the six months ended June 30, 1997 increased to 6.4% of net sales as compared to 6.0% for the same period in 1996. The increase reflects approximately $2.2 million (0.2% of net sales) of one-time duplicative facility costs as a result of the Sosnick acquisition, higher levels of staffing during the initial integration process and other integration costs associated with the acquisition. The remaining increase in expenses as a percentage of sales is primarily attributable to the decline in cigarette volumes and the slightly higher handling costs associated with the increased sales growth of the higher margin food and non-food product categories.

    OPERATING INCOME. As a result of the foregoing factors, operating income for the six months ended June 30, 1997 was $13.7 million, a decrease of $0.7 million or 4.9% as compared to the same period in 1996. As a percentage of net sales, operating income for the six months ended June 30, 1997 was 1.2%, as compared to 1.4% for the same period in 1996.

    NET INTEREST EXPENSE. Net interest expense for the six months ended June 30, 1997 was $9.0 million, an increase of $6.1 million or 204.4% compared to the same period in 1996. This increase resulted from an increase in average debt levels and the Company's average interest rate primarily due to the recapitalization and senior subordinated note offering which occurred in the third quarter of 1996, as well as additional debt incurred to finance the Sosnick acquisition.

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

    The Company's debt obligations totaled $197.5 million at June 30, 1997, an increase of $4.0 million from $193.5 million at December 31, 1996. The net increase in outstanding debt is primarily due to borrowings required to finance the Sosnick acquisition offset by reductions in working capital funding requirements.

    The Company's principal sources of liquidity are net cash provided by operating activities and its revolving credit facility. At year end the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically lower at the end of any fiscal year compared to interim periods. However, at June 30, 1997, the Company's inventory levels were higher than at June 30, 1996 due primarily to a temporary increase in cigarette inventories. As a result, net cash provided by operating activities was significantly lower for the six months ended June 30, 1997 as compared to the same period in 1996.

    As discussed in Note 4 "Acquisition of the Sosnick Companies" to the Condensed Consolidated Financial Statements, on February 3, 1997, the Company acquired certain assets and the business of the Sosnick Companies. The assets acquired included trade accounts receivable, inventories, and warehouse equipment that the Company is using in its business. The aggregate purchase price for the assets and business acquired was $21.4 million. The excess of the purchase price over the fair value of the assets acquired was $4.1 million and has been reflected as goodwill.

    The acquisition was primarily financed by borrowings under the Company's existing revolving credit facility. The total amount of incremental borrowings required to acquire Sosnick at closing was $18.4 million. The remaining purchase price was due and payable in installments during the first ninety days subsequent to closing in varying amounts specified in the purchase agreement, of which $2.9 million was paid in the first six months of 1997.

    The Company made capital expenditures of $6.2 million for the six months ended June 30, 1997. For the remainder of 1997, the Company estimates it will spend approximately $3 to $5 million for capital requirements, principally consisting of warehouse facilities and equipment. These expenditures are expected to be funded out of net cash provided by operating activities and the Company's revolving credit facility.

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

    Two separate actions being heard by the Superior Court for the County of San Diego were referred to in previous filings. Both actions were initially dismissed by the Court and the plaintiffs were allowed to re-file their complaints. In July 1997, both complaints were re-filed by the plaintiffs; however, the Company is no longer named as defendants to these complaints.

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

    In February, March and April 1997, a subsidiary of the Company was served with three complaints filed by individual plaintiffs in the District Court of Nueces County, Texas. The other defendants in the lawsuits include certain U.S. tobacco manufacturers. The complaints seek compensatory and punitive damages for injuries allegedly caused by the use of tobacco products.

    In May 1997, a subsidiary of the Company was named as a defendant in an action brought by the Attorney General of New Mexico in an action filed in State Court in Santa Fe, New Mexico. The other defendants include the principal U.S. tobacco manufacturers as well as other distributors. The Attorney General alleges, among other things, that the defendants realized significant profits from the manufacture, distribution, and sale of tobacco products, and that these activities have caused residents of New Mexico to suffer illnesses and diseases. The State of New Mexico seeks both monetary damages and a permanent injunction to require defendants to fund public education and smoking cessation programs.

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

         Not applicable

Item 5:  Other Information

         Not applicable


Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27   Financial Data Schedule


(b)     Reports on Form 8-K:

        No reports were filed on Form 8-K during the second quarter of 1997

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CORE-MARK INTERNATIONAL, INC.
                                                  (Registrant)




Date:    August 8, 1997                By:  /s/ Leo F. Korman
     ---------------------                -----------------------------
                                            Leo F. Korman, Senior Vice
                                                   President and
                                              Chief Financial Officer
                                         (Principal Accounting Officer and
                                              duly authorized officer)