Form 10-Q
period 1997-09-30
CORE MARK INTERNATIONAL INC
filed 1997-11-07
CIK 1024726

                                      FORM 10-Q


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

          Registrant's telephone number, including area code: (650) 589-9445

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

      At October 31, 1997, Registrant had outstanding 5,500,000 shares of Common Stock.

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


                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of December 31, 1996 and
         September 30, 1997. . . . . . . . . . . . . . . . . . . . . . .     4

    Condensed Consolidated Statements of Income for the three and nine
         months ended September 30, 1996 and 1997. . . . . . . . . . . .     5

    Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1996 and 1997 . . . . . . . . . . . . . . .     6

    Notes to Condensed Consolidated Financial Statements . . . . . . . .     7


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . .    10


PART II - OTHER INFORMATION

    Item 1:   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    14

    Item 2:   Changes in Securities. . . . . . . . . . . . . . . . . . .    14

    Item 3:   Defaults upon Senior Securities. . . . . . . . . . . . . .    14

    Item 4:   Submission of Matters to a Vote of Security Holders. . . .    14

    Item 5:   Other information. . . . . . . . . . . . . . . . . . . . .    15

                                                                          PAGE
                                                                          ----

    Item 6:   Exhibits and Reports on Form 8-K . . . . . . . . . . .        15

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

                    CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS OF DOLLARS)


                                                                                DECEMBER 31,  SEPTEMBER 30,
                                                                                    1996           1997
                                                                               -------------  -------------
                                                                                               (UNAUDITED)
ASSETS
Current assets:
    Cash       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  25,769      $  11,095
    Receivables:
         Trade accounts, less allowance for doubtful accounts of $3,881 and
              $4,180, respectively . . . . . . . . . . . . . . . . . . . . .          88,715         95,121
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,229          8,627
    Inventories, net of LIFO allowance of $12,452 and $15,987, respectively           99,342         93,021
    Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . .           6,214          7,342
                                                                               -------------  -------------
         Total current assets  . . . . . . . . . . . . . . . . . . . . . . .         232,269        215,206

Property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .          46,534         55,430
    Less accumulated depreciation  . . . . . . . . . . . . . . . . . . . . .         (24,006)       (27,217)
                                                                               -------------  -------------
    Net property and equipment . . . . . . . . . . . . . . . . . . . . . . .          22,528         28,213

Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,792          8,783
Goodwill, net of accumulated amortization of $15,220 and $16,772,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64,447         67,020
                                                                               -------------  -------------
                                                                                    $329,036       $319,222
                                                                               -------------  -------------
                                                                               -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .       $  51,572      $  53,274
    Cigarette and tobacco taxes payable. . . . . . . . . . . . . . . . . . .          43,912         47,194
    Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .             454          1,090
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .           7,397          7,326
    Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .          30,653         26,294
                                                                               -------------  -------------
         Total current liabilities . . . . . . . . . . . . . . . . . . . . .         133,988        135,178

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         193,463        178,116
Other accrued liabilities and deferred income taxes. . . . . . . . . . . . .           8,585          8,928
                                                                               -------------  -------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .         336,036        322,222

Commitments and contingencies:
Shareholders' equity:
    Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding . . . . . . . . . . . . . .              55             55
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .          26,121         26,121
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .         (28,576)       (23,949)
    Cumulative currency translation adjustments. . . . . . . . . . . . . . .          (1,608)        (2,235)
    Additional minimum pension liability . . . . . . . . . . . . . . . . . .          (2,992)        (2,992)
                                                                               -------------  -------------
         Total shareholders' deficit . . . . . . . . . . . . . . . . . . . .          (7,000)        (3,000)
                                                                               -------------  -------------
                                                                                    $329,036       $319,222
                                                                               -------------  -------------
                                                                               -------------  -------------

              See Notes to Condensed Consolidated Financial Statements.

                    CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (IN THOUSANDS OF DOLLARS)
                                     (UNAUDITED)


                                                  THREE MONTHS             NINE MONTHS
                                               ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                             ----------------------  -----------------------
                                               1996         1997        1996         1997
                                             ----------  ----------  ----------   ----------
Net sales. . . . . . . . . . . . . . . .     $ 568,691   $  647,146  $1,637,266   $1,790,006
Cost of goods sold . . . . . . . . . . .       529,338      600,106   1,518,946    1,656,290
                                             ---------   ----------  ----------   ----------
    Gross profit . . . . . . . . . . . .        39,353       47,040     118,320      133,716
Operating and administrative expenses. .        32,886       37,765      97,402      110,696
                                             ---------   ----------  ----------   ----------
    Operating income . . . . . . . . . .         6,467        9,275      20,918       23,020

Interest expense, net. . . . . . . . . .         2,694        4,591       5,665       13,635
Debt refinancing costs . . . . . . . . .           293          340         928        1,123
                                             ---------   ----------  ----------   ----------
    Income before income taxes and
         extraordinary item. . . . . . .         3,480        4,344      14,325        8,262

Income tax expense . . . . . . . . . . .         1,645        2,068       6,274        3,635
                                             ---------   ----------  ----------   ----------
    Income before extraordinary item . .         1,835        2,276       8,051        4,627
Extraordinary item, net of tax (Note 2).        (1,830)         ---      (1,830)         ---
                                             ---------   ----------  ----------   ----------
    Net income . . . . . . . . . . . . .     $       5   $    2,276  $    6,221   $    4,627
                                             ----------  ----------  ----------   ----------
                                             ----------  ----------  ----------   ----------


              See Notes to Condensed Consolidated Financial Statements.

                    CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF DOLLARS)
                                     (UNAUDITED)


                                                                         NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                      -------------------
                                                                         1996      1997
                                                                      --------   --------
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $6,221    $4,627

    Adjustments to reconcile net income to
         net cash provided by operating activities:
    LIFO expense . . . . . . . . . . . . . . . . . . . . . . . . . .      1,360     3,535
    Amortization of goodwill . . . . . . . . . . . . . . . . . . . .      1,484     1,552
    Extraordinary loss on early extinguishment of debt (Note 2). . .      1,830       ---
    Depreciation and amortization. . . . . . . . . . . . . . . . . .      3,461     4,172
    Amortization of debt refinancing fees. . . . . . . . . . . . . .        928     1,123
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .       (510)      227
    Other adjustments for non-cash and non-operating activities. . .         85       350
    Changes in operating assets and liabilities, net of acquisitions     28,809    15,159
                                                                       --------  --------
Net cash provided by operating activities  . . . . . . . . . . . . .     43,668    30,745
                                                                       --------  --------
INVESTING ACTIVITIES:
    Net assets of acquired businesses  . . . . . . . . . . . . . . .        ---   (21,361)
    Additions to property and equipment  . . . . . . . . . . . . . .     (3,983)   (8,547)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (64)      ---
                                                                       --------  --------
Net cash used in investing activities  . . . . . . . . . . . . . . .     (4,047)  (29,908)
                                                                       --------  --------
FINANCING ACTIVITIES:
    Issuance of senior subordinated notes. . . . . . . . . . . . . .     75,000       ---
    Net payments under revolving credit agreement. . . . . . . . . .    (13,259)  (15,347)
    Debt refinancing and issuance costs. . . . . . . . . . . . . . .     (7,474)      ---
    Net proceeds from sale of common stock . . . . . . . . . . . . .     39,075       ---
    Purchase of common stock . . . . . . . . . . . . . . . . . . . .   (141,250)      ---
                                                                       --------  --------
Net cash used in financing activities  . . . . . . . . . . . . . . .    (47,908)  (15,347)
                                                                       --------  --------
Effects of changes in foreign exchange rates . . . . . . . . . . . .        234      (164)
                                                                       --------  --------
Decrease in cash . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,053)  (14,674)
Cash, beginning of period. . . . . . . . . . . . . . . . . . . . . .     24,447    25,769
                                                                       --------  --------
CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . .    $16,394   $11,095
                                                                       --------  --------
                                                                       --------  --------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $5,270   $15,645
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      5,565     2,779



              See Notes to Condensed Consolidated Financial Statements.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED SEPTEMBER 30, 1997
                                     (UNAUDITED)


1.  BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1997, have been prepared by Core-Mark International, Inc. (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1997 (subject to year-end adjustments) and the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

4.  INVENTORIES

         The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $0.6 million and $2.5 million for the three months ended September 30, 1996 and 1997, respectively, and $1.4 million and $3.5 million for the nine months ended September 30, 1996 and 1997, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

5.  EXCISE TAXES

         State and provincial excise taxes paid by the Company on cigarettes were $123.3 million and $136.5 million for the three months ended September 30, 1996 and 1997, respectively, and $361.1 million and $379.9 million for the nine months ended September 30, 1996 and 1997, respectively. These amounts are included in net sales and cost of goods sold for the periods indicated.

6.  ACQUISITION OF THE SOSNICK COMPANIES

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

         The purchase price for the assets and the business totaled $21.4 million and has been allocated as follows (in thousands):


    Accounts receivable, net                            $   8,613
    Inventory, net                                          8,224
    Property and equipment                                  1,265
    Goodwill                                                4,125
    Other assets                                              225
    Liabilities assumed                                      (247)
    Other liabilities incurred in connection with the
         acquisition                                         (844)
                                                        ---------
    Total purchase price                                  $21,361
                                                        ---------
                                                        ---------

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

6.  ACQUISITION OF THE SOSNICK COMPANIES (CON'T.)

         The Company's net sales for the three and nine-month periods ended September 30, 1996 would have been $630 million and $1,819 million, respectively, if the acquisition had occurred as of January 1, 1996. The Company's net sales for the nine month-period ended September 30, 1997 would have been $1,805 million, if the acquisition had occurred as of January 1, 1997. The Company's net sales for the three-month period ended September 30, 1997 includes Sosnick sales for the entire period. The impact of the acquisition on net income before the effect of the extraordinary item would not have been material for the three or nine-month periods ended September 30, 1996 and 1997.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating results as a percentage of net sales for the periods indicated:


                                                   THREE MONTHS            NINE MONTHS
                                                ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                ------------------      ------------------
                                                  1996       1997         1996       1997
                                                -------    -------      -------    -------

    Net sales. . . . . . . . . . . . . . .        100.0%     100.0%       100.0%     100.0%
    Cost of goods sold . . . . . . . . . .         93.1       92.7         92.8       92.5
                                                -------    -------      -------    -------
    Gross profit . . . . . . . . . . . . .          6.9        7.3          7.2        7.5
    Operating & administrative expenses. .          5.8        5.8          5.9        6.2
                                                -------    -------      -------    -------
    Operating income . . . . . . . . . . .          1.1%       1.5%         1.3%       1.3%
                                                -------    -------      -------    -------
                                                -------    -------      -------    -------


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

          NET SALES. Net sales for the three months ended September 30, 1997 were $647.1 million, an increase of $78.4 million or 13.8% compared to the same period in 1996. The increase in net sales was due to increases in net sales of cigarettes and food and non-food products during the period and the Sosnick acquisition (which contributed approximately $37 million in sales in the 1997 period).

         Net sales of cigarettes for the three months ended September 30, 1997 were $430.1 million, an increase of $41.7 million or 10.7% compared to the same period in 1996. The increase in net sales of cigarettes was principally due to the acquisition of the Sosnick Companies (which contributed approximately $20 million in cigarette net sales in the 1997 period) and an increase in cigarette prices. The Company's total cigarette unit sales for the three months ended September 30, 1997 were 24.6 million cartons, an increase of 1.4 million cartons or 5.8% compared to the same period in 1996. The increase was due to the Sosnick acquisition (which contributed approximately 1.3 million in unit sales in the 1997 period), and slight increases in unit volumes in the U.S. and Canada.

         Net sales of food and non-food products for the three months ended September 30, 1997 were $217.1 million, an increase of $36.8 million or 20.4% compared to the same period in 1996. The increase was primarily due to the Company's continued focus on increasing food and non-food product sales and to the Sosnick acquisition (which contributed approximately $17 million in net sales in the 1997 period). The increase occurred primarily in candy sales, which grew $10.9 million or 18.9%, fast food sales, which increased $8.3 million or 47.1%, and snack sales, which were higher by $4.7 million or 44.8%.

         GROSS PROFIT. Gross profit for the three months ended September 30, 1997 was $47.0 million, an increase of $7.7 million or 19.5% compared to the same period in 1996. The improvement in gross profit and gross profit margin was primarily due to increased gross profits from continued sales growth in the food and non-food product categories (which carry significantly higher margins than cigarettes) and the Sosnick acquisition. For the three months ended September 30, 1997, the Company recognized LIFO expense of $2.5 million compared to $0.6 million for the same period in 1996, as a result of wholesale price increases in the third quarter of 1997 of approximately $0.70 per carton by several cigarette manufacturers. The increase in the cost of goods sold was largely offset by higher operating profits in the quarter related to such price increases.

         OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended September 30, 1997 were $37.8 million, an increase of $4.9 million or 14.8% compared to 1996. However, such expenses for the three months ended September 30, 1997 and 1996 remained constant at 5.8% of net sales.

         OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended September 30, 1997 was $9.3 million, an increase of $2.8 million or 43.4% as compared to the same period in 1996. As a percentage of net sales, operating income for the three months ended September 30, 1997 was 1.5%, as compared to 1.1% for the same period in 1996.

         NET INTEREST EXPENSE. Net interest expense for the three months ended September 30, 1997 was $4.6 million, an increase of $1.9 million or 70.4% compared to the same period in 1996. This increase resulted from an increase in average debt levels and the Company's average interest rate primarily due to the recapitalization and senior subordinated note offering which occurred in the third quarter of 1996, as well as the additional debt incurred to finance the Sosnick acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         NET SALES. Net sales for the nine months ended September 30, 1997 were $1,790.0 million, an increase of $152.7 million or 9.3% compared to the same period in 1996. The increase in net sales was principally due to the Sosnick acquisition (which contributed approximately $104 million in sales in the 1997 period). Excluding the impact of the Sosnick acquisition, the increase in net sales was due to higher net sales of food and non-food products.

         Net sales of cigarettes for the nine months ended September 30, 1997 were $1,194.2 million, an increase of $61.2 million or 5.4% compared to the same period in 1996. The increase in net sales of cigarettes was principally due to the acquisition of the Sosnick Companies (which contributed approximately $56 million in cigarette net sales in the 1997 period) and an increase in cigarette prices offset by a general decline in cigarette unit volume (excluding Sosnick unit volume). The Company's total cigarette unit sales for the nine months ended September 30, 1997 were 69.4 million cartons, an increase of 0.7 million cartons or 1.1% compared to the same period in 1996. The Sosnick acquisition contributed approximately 3.6 million in unit sales in the 1997 period, offsetting declines in unit volumes in the U.S. and Canada of approximately 2.7 and 0.2 million cartons, respectively. Unit declines are primarily the result of lower cigarette sales by the Company's customer base, and the termination of some high volume, marginally profitable cigarette business.

         Net sales of food and non-food products for the nine months ended September 30, 1997 were $595.8 million, an increase of $91.6 million or 18.2% compared to the same period in 1996. The increase was primarily due to the Company's continued focus on increasing food and non-food product sales and to the Sosnick acquisition (which contributed approximately $48 million in net sales in the 1997 period). The increase occurred primarily in candy sales, which increased $23.5 million or 14.0%, fast food sales, which grew $21.2 million or 45.5%, and snack sales, which were higher by $11.8 million or 40.6%.

         GROSS PROFIT. Gross profit for the nine months ended September 30, 1997 was $133.7 million, an increase of $15.4 million or 13.0% compared to 1996. The improvement was primarily due to increased gross profits from continued sales growth in the food and non-food product categories and the Sosnick acquisition. The gross profit margin for the nine months ended September 30, 1997 increased to 7.5% of net sales as compared to 7.2% of net sales for the same period in 1996. This increase is principally due to food and non-food sales (which carry significantly higher margins than cigarettes) constituting 33.3% of the Company's total net sales for the nine months ended September 30, 1997 compared to 30.8% for the same period in 1996. For the nine months ended September 30, 1997, the Company recognized LIFO expense of $3.5 million compared to $1.4 million for the same period in 1996. This increase in LIFO expense was primarily due to several increases in domestic cigarette wholesale prices totaling approximately $1.20 per carton during the period (compared to $0.40 per carton in the comparable 1996 period), and which was more than offset by higher profits during the same periods related to such price increases.

         OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the nine months ended September 30, 1997 were $110.7 million, an increase of $13.3 million or 13.6% compared to 1996. Such expenses for the nine months ended September 30, 1997 increased to 6.2% of net sales as compared to 5.9% for the same period in 1996. The increase reflects approximately $2.4 million (0.1% of net sales) of one-time duplicative facility costs as a result of the Sosnick acquisition, higher levels of staffing during the initial integration process and other integration costs associated with the acquisition. The remaining increase in expenses as a percentage of sales is primarily attributable to the decline in cigarette volumes and the slightly higher handling costs associated with the increased sales growth of the higher margin food and non-food product categories.

         OPERATING INCOME. As a result of the foregoing factors, operating income for the nine months ended September 30, 1997 was $23.0 million, an increase of $2.1 million or 10.0% as compared to the same period in 1996. As a percentage of net sales, operating income for the nine months ended September 30, 1997 and 1996 remained constant at 1.3%.

         NET INTEREST EXPENSE. Net interest expense for the nine months ended September 30, 1997 was $13.6 million, an increase of $8.0 million or 140.7% compared to the same period in 1996. This increase resulted from an increase in average debt levels and the Company's average interest rate primarily due to the recapitalization and senior subordinated note offering which occurred in the third quarter of 1996, as well as additional debt incurred to finance the Sosnick acquisition.

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

         The Company's debt obligations totaled $178.1 million at September 30, 1997, a decrease of $15.4 million from $193.5 million at December 31, 1996. The net decrease in outstanding debt is primarily due to decreased borrowings used to finance working capital funding requirements.

         The Company's principal sources of liquidity are net cash provided by operating activities and its revolving credit facility. At year end the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically lower at the end of any fiscal year compared to interim periods. However, at September 30, 1997, the Company's inventory levels were higher than at September 30, 1996 due primarily to the Sosnick acquisition, and a temporary increase in cigarette inventories. As a result, net cash provided by operating activities was significantly lower for the nine months ended September 30, 1997 as compared to the same period in 1996.

         As discussed in Note 6 "Acquisition of the Sosnick Companies" to the Condensed Consolidated Financial Statements, on February 3, 1997, the Company acquired certain assets and the business of the Sosnick Companies. The assets acquired included trade accounts receivable, inventories, and warehouse equipment that the Company is using in its business. The aggregate purchase price for the assets and business acquired was $21.4 million. The excess of the purchase price over the fair value of the assets acquired was $4.1 million and has been reflected as goodwill.

         The acquisition was primarily financed by borrowings under the Company's existing revolving credit facility. The total amount of incremental borrowings required to acquire Sosnick at closing was $18.4 million. The remaining purchase price was due and payable in installments during the first ninety days subsequent to closing in varying amounts specified in the purchase agreement, of which $3.0 million was paid in the first nine months of 1997.

         The Company made capital expenditures of $8.5 million for the nine months ended September 30, 1997. For the remainder of 1997, the Company estimates it will spend approximately $1 to $2 million for capital requirements, principally consisting of warehouse facilities and equipment. These expenditures are expected to be funded out of net cash provided by operating activities and the Company's revolving credit facility.

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

         In February, March and April 1997, a subsidiary of the Company was served with three complaints filed by individual plaintiffs in the District Court of Nueces County, Texas. The other defendants in the lawsuits include certain U.S. tobacco manufacturers. The complaints seek compensatory and punitive damages for injuries allegedly caused by the use of tobacco products. As of September 30, 1997, these actions have been dismissed by the District Court.

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

         Not applicable

Item 5:  Other Information

         Not applicable


Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27   Financial Data Schedule


(b)      Reports on Form 8-K:

         No reports were filed on Form 8-K during the third quarter of 1997.

                                      SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CORE-MARK INTERNATIONAL, INC.
                                                  (Registrant)




Date:    November 7, 1997                   By:    /s/ Leo F. Korman
    -----------------------------------           ---------------------------
                                            Leo F. Korman, Senior Vice
                                                 President and
                                                Chief Financial Officer
                                            (Principal Accounting Officer and
                                                duly authorized officer)