Form 10-K405
period 1997-12-31
CORE MARK INTERNATIONAL INC
filed 1998-03-20
CIK 1024726

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of February 28, 1998, all of the Registrant's voting stock was held by affiliates of the Registrant. (See Item 12.)

Registrant's Common Stock outstanding at February 28, 1998 was 5,500,000 shares.

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

                                       PART I

ITEM 1.   BUSINESS

GENERAL

     The Company, with annual net sales of almost $2.4 billion in 1997, is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The Company's principal customers include traditional and petroleum convenience stores, grocery stores, drug stores, mass merchandisers and liquor stores. The Company offers its customers a wide variety of products including cigarettes, candy, snacks, fast food, groceries, health and beauty care products and other general merchandise.

     The Company's principal markets include the western United States and western Canada. The Company services its United States customers from 15 distribution facilities, seven of which are located in California. In Canada, the Company services its customers from four distribution facilities.

HISTORY

     The Company's origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded. In late 1994, the Company repurchased the common stock in the Company from its previous ownership. In early 1995, members of senior management and certain lenders acquired equity in a new holding company which held all of the stock of the Company. In August 1996, the Company completed a recapitalization. The Company's equity is now held 75% by Jupiter Partners, L.P. ("Jupiter") and 25% by senior management.

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

     The wholesale distribution industry is highly fragmented and has historically consisted of a large number of small, privately-owned businesses and a small number of large, full-service wholesale distributors serving multiple geographic regions. Relative to smaller competitors, large distributors such as the Company benefit from several competitive advantages, including purchasing power, the ability to service chain accounts, economies of scale in sales and operations, the ability to spread fixed corporate costs over a larger revenue base and the resources to invest in Management Information Services ("MIS") and other productivity enhancing technology. These factors have led to a consolidation of the wholesale distribution industry as companies either exit the industry or are acquired by large distributors seeking to further leverage their existing operations.

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

     INCREASE SALES TO EXISTING CUSTOMERS. Because the Company generally carries many products that its typical retail store customer purchases from other suppliers, a primary element of its growth strategy is to increase sales to existing customers. The Company's typical customer purchases its products from the Company, from manufacturers who distribute directly to retailers, and from a variety of smaller local distributors or jobbers. The Company is particularly focused on becoming the retail customer's primary supplier. This will be accomplished by implementing programs designed to eliminate the need for secondary means of delivery provided by local distributors and jobbers. Such programs are centered on increasing non-cigarette sales that provide higher gross margins than those associated with the distribution of cigarettes. As part of the effort, the Company provides compensation incentives to its sales force as well as a number of value-added services and marketing programs to its customers. These programs include: (i) Convenience 2000-Registered Trademark-(which offers enhanced purchasing power and promotions to independent convenience stores); (ii) Smart Sets (which helps ensure that retailers display the right product in the right place); (iii) SmartStock-Registered Trademark-(which provides state of the art category management for key, high-volume, high-impulse convenience retail categories); and (iv) Profit Builder and Promo Power (regular Company publications which describe new products and manufacturer promotions).

     ADD NEW CUSTOMER LOCATIONS IN EXISTING MARKETS. The Company also seeks to leverage its existing distribution network by securing additional customers on existing routes. The Company believes it has many opportunities to add additional customers at low marginal distribution costs. The Company continues to focus on a number of new trade channels, including hotel gift shops, military bases, correctional facilities, college bookstores, movie theaters and video rental stores. The Company believes that there is significant opportunity to increase net sales and profitability by adding new customers and maximizing economies of scale.

     PRODUCTIVITY ENHANCEMENT PROGRAMS. During the past five years, the Company has devoted a significant portion of its capital spending to a variety of productivity enhancement programs. These productivity enhancement programs include: (i) BOSS, a batch order selection system that increases the efficiency and reduces the cost of full-case order fulfillment; (ii) Pick-to-Light, a paperless picking system that reduces the travel time for the selection of less-than-full-case order fulfillment; (iii) Radio Frequency, a hand-held wireless computer technology that eliminates paperwork and updates receiving inventory levels and stocking requirements on a real-time basis; (iv) Checker Automation, an on-line order verification system that has significantly reduced labor costs by automating inspection of order accuracy; and (v) fleet management tools such as Roadshow, a software program that optimizes the routing of customer deliveries. The Company intends to continue to pursue cost reductions by completing the roll-out of some of these and other programs.

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

PRODUCTS DISTRIBUTED

     The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. Cigarette net sales constituted approximately 67% of the Company's total net sales in 1997.

     CIGARETTE PRODUCTS

     The Company offers substantially all brands of cigarettes from all of the major manufacturers, including national premium labels such as Marlboro, Winston and Player; discount labels such as Viceroy and Doral; and deep discount labels such as the Company's private label brand, Best Buy-Registered Trademark-, as well as Basic, Best Value, Monarch and GPC.

     FOOD AND NON-FOOD PRODUCTS

     The Company offers its customers a wide variety of food and non-food products (over 35,000 stock keeping units (SKU's)), including candy, snacks, fast food, groceries, non-alcoholic beverages, health and beauty care products and general merchandise. The Company's strategy is to offer its convenience retail store customers a variety of food and non-food products at reasonable prices in flexible quantities.

     FOOD PRODUCTS. The Company's candy products include such brand name items as Snickers, Hershey Kisses, M&M's, Lifesavers and Dentyne. The Company also offers its own private label "Cable Car"-Registered Trademark- candy line. The Company's snack products include brand names such as Keebler, Nabisco and Planters.

     The Company's grocery products include national brand name items such as Del Monte, Carnation, Kellogg's and Purina ranging from canned vegetables, soups, cereals, baby food, frozen foods, soaps and paper products to pet foods. The Company offers a variety of non-alcoholic beverages, including juices and sports drinks under brand names such as Tropicana, Veryfine and Gatorade.

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

CUSTOMERS

     The Company's current customer base is comprised of a wide range of retailers, including traditional and petroleum convenience stores, grocery stores, drug stores, mass-merchandisers and liquor stores. The Company also provides services to hotel gift shops, military bases, correctional facilities, college bookstores, movie theaters and video rental stores. In 1997, the Company's largest customer accounted for 4.0% of net sales, and the Company's ten largest customers accounted for approximately 27% of net sales. As a result of its size and geographic coverage, the Company supplies a number of regional and national chain corporations and, therefore, is able to distribute products to all or substantially all such customers' individual store locations in the Company's market area.

     The Company strives to offer its customers greater flexibility, service and value than other distributors. The Company's willingness to work with retailers to arrive at a suitable delivery time, thereby allowing the store owner to schedule its labor requirements effectively, is an important facet of this flexibility. The Company believes that its ability to provide fully integrated technological services (EDI services, store automation integration, data exchange, consultative services, retail price management systems and UPC control), bar-coded shelf labels to assist in effective shelf space management, timely communication of manufacturer price change information, seasonal and holiday special product/promotional offerings and salesperson assistance in order preparation are also important to the retailer in its selection of the Company as its supplier.

SUPPLIERS AND MANUFACTURERS

     The Company purchases products for resale to its customers from over 2,400 suppliers and manufacturers located throughout the United States and Canada. Although the Company purchases cigarette and tobacco products from all major United States and Canadian manufacturers, approximately 29%, 14%, 12% and 8% of the Company's net sales in 1997 were derived from products purchased by the Company from Philip Morris, R.J. Reynolds, Imperial Tobacco and Brown & Williamson, respectively. No other supplier's products represented more than 10% of net sales. In addition, Philip Morris manufactures the Company's private label Best Buy-Registered Trademark-cigarettes. The loss of or a major change in the Company's relationships with any of these manufacturers or in any of the structured incentive programs could have a material adverse effect on the Company's business and financial results.

     The Company generally has no long-term purchase agreements (other than for Best Buy-Registered Trademark- products) and buys substantially all its products as needed.

     CIGARETTE PRODUCTS

     The Company controls major purchases of cigarettes centrally in order to minimize inventory levels. Daily replenishment of cigarette inventory and brand selection is controlled by the local division based on demands of the local market. The U.S. cigarette manufacturers charge all wholesale customers the same price for national brand cigarettes regardless of volume purchased. However, cigarette manufacturers do offer certain structured incentive programs (including Philip Morris' Masters Program and R.J. Reynolds' Partners Program) to wholesalers instead of the routine allowances associated with non-cigarette products. These programs are based upon, among other things, purchasing volume and often include performance-based criteria related to the quality of the Company's efforts to keep certain brands and volumes of cigarettes on the retail shelves.

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

     In February 1996, the Company established its Artic Cascade division, a consolidated frozen warehouse which purchases frozen foods for all of the Company's United States divisions. By consolidating the frozen food purchases, the Company is able to obtain such products at lower cost. Buying in one location also allows the Company to offer a wide selection of quality products to retailers at more competitive prices.

     NON-FOOD PRODUCTS

     The majority of the Company's non-food products, other than cigarettes and tobacco products (primarily health and beauty care products and general merchandise), are purchased by Allied Merchandising Industry ("AMI"), one of the Company's operating divisions that specializes in these categories. This specialization seeks to ensure a better selection and more competitive wholesale costs and enables the Company to reduce its overall general merchandise and health and beauty care inventory levels. Tobacco products, other than cigarettes, are purchased directly from the manufacturers by each of the divisions.

DISTRIBUTION

     The Company maintains 19 distribution facilities, of which 15 are located in the western United States and four are located in western Canada. These distribution facilities include two consolidating warehouse facilities, AMI and Artic Cascade. Each distribution facility is outfitted with modern equipment (including freezers and coolers as required) for receiving, stocking, order selection and loading a large volume of customer orders on trucks for delivery. Each facility provides warehouse, distribution, sales and support functions for its geographic area under the supervision of a division manager. In addition, the Company believes that the majority of its distribution facilities have the capacity to absorb significant future growth in net sales.

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

COMPETITION

     The convenience retail distribution business is comprised of one national distributor in the United States (McLane, a subsidiary of Wal-Mart) and several national distributors in Canada, a number of large, multi-regional competitors (participants with a presence in several contiguous regional markets) and a large number of small, privately-owned businesses that compete in one or two markets. Multi-regionals include the Company in the west, GSC Enterprises in the south and southeast, H.T. Hackney in the southeast, and Eby-Brown Company in the midwest. Relative to smaller competitors, multi-regional distributors such as the Company benefit from several competitive advantages including greater purchasing power, the ability to service chain accounts, scale cost advantages in sales and warehouse operations, the ability to spread fixed corporate costs over a larger revenue base and the resources to invest in both MIS and productivity enhancing technology. These factors have led to a consolidation of the industry as small competitors exit the industry and some larger convenience retail distributors seek acquisitions to increase the utilization of their existing operations.

     The Company also competes with wholesale clubs and certain retail stores whose sales are primarily cigarettes, characterized by high volumes and very aggressive pricing. These competitors have become a factor in the industry within recent years, particularly in California markets. The wholesale clubs have been aggressive in their pricing of cigarettes and candy, and wholesalers have been forced to reduce margins to compete in densely populated markets with a large number of wholesale clubs. Wholesale clubs require the convenience store owner to take the time to travel, to shop at their location, pay cash and choose from a very limited selection. They also provide none of the merchandising support that the Company routinely offers. Consequently, national chains do not routinely purchase product at the wholesale clubs.

     The principal competitive factors in the Company's business include price, customer order fill rates, trade credit and the level and quality of value-added services offered. Management believes the Company competes effectively by offering a full product line, flexible delivery schedules, competitive prices, high levels of customer service and an efficient distribution network.

EMPLOYEES

     As of December 31, 1997, the Company had 2,312 employees.

     The Company is a party to local collective bargaining agreements with the International Brotherhood of Teamsters covering clerical, warehouse and transportation personnel at its facilities in Hayward, California, and covering warehouse and transportation personnel in Las Vegas, Nevada. The Company is party to a collective bargaining agreement with United Food Commercial Workers covering warehouse and transportation personnel in Calgary, Alberta. The Company is a party to a collective bargaining agreement with Industrial Wood and Allied Workers of Canada covering warehouse personnel in Victoria, British Columbia. The agreements covering employees in Hayward and Las Vegas expire on January 15, 2000 and March 31, 1999, respectively. The agreement covering employees in Calgary expires on August 31, 1998. The agreement covering employees in Victoria expires on April 5, 1999. These agreements cover an aggregate of less than 10% of the Company's employees.

     Management believes that the Company's relations with its employees are good.

ITEM 2.        PROPERTIES

     The Company does not own any real property. The principal executive offices of the Company are located in South San Francisco, California, and consist of approximately 22,000 square feet of leased office space. In addition, the Company leases approximately 24,000 square feet in Vancouver, British Columbia for its Canadian regional corporate, tax and management information systems departments and 11 small offices for use by sales personnel in certain parts of the United States and Canada. The Company also leases its 19 distribution facilities, 15 of which are located in the western United States and four in western Canada. Each distribution facility is equipped with modern equipment (including freezers and coolers at 18 facilities) for receiving, stocking, order selection and shipping a large volume of customer orders. The Company believes that it currently has sufficient capacity at its distribution facilities to meet its anticipated needs and that its facilities are in satisfactory condition.

     The Company's leases expire on various dates between 1998 and 2007, and in many instances give the Company renewal options. The aggregate rent paid in connection with the Company's distribution facilities, regional sales offices and corporate and administrative offices was approximately $6.1 million in 1996 and $6.7 million in 1997. The Company's distribution facilities range from 14,000 to 200,000 square feet and account for approximately 1.6 million square feet in aggregate. Management believes that the Company's current utilization of warehouse facilities is approximately 70% to 80% in the aggregate.

ITEM 3.        LEGAL PROCEEDINGS

REGULATORY MATTERS

     The tobacco industry is currently subject to significant regulatory restrictions, such as the requirement that product packages display warning labels, a prohibition on television and radio advertising and prohibitions on sales to minors. In August 1996, the United States Food and Drug Administration (the "FDA") determined that it had jurisdiction over cigarettes and smokeless tobacco products and issued regulations restricting the sale, distribution and advertising of cigarette and smokeless tobacco products, especially to minors. The regulations are significant not only because of their substance but also because the FDA determined that it has jurisdiction over cigarettes and smokeless tobacco as "combination products having both a drug component, including nicotine, and device components." The regulations regulate such products as "devices." The major tobacco manufacturers have challenged the jurisdiction of the FDA to regulate tobacco products as "drugs" or "devices," and in April 1997 the U.S. District Court for the Middle District of North Carolina held that the FDA could impose restrictions on access to tobacco products and on labeling of tobacco products, but did not have authority to restrict the promotion and advertisement of such products. The court stayed implementation of the FDA regulations except for those establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under the age of 27. An appeal by both the tobacco companies and the FDA is pending. In addition, a number of bills have been introduced in Congress during 1997 and 1998 that would confirm or expand the FDA's jurisdiction. In addition, in recent years, proposals have been made to require additional warning notices on tobacco products, to disallow advertising and promotional expenses as deductions under federal tax law and to further regulate the production and distribution of cigarettes and smokeless tobacco. While neither the FDA regulations nor the pending legislation would impose restrictions on the sale of cigarettes and smokeless tobacco products to adults, there can be no assurance such restrictions will not be proposed in the future or that any such proposed legislation or regulations would not result in a material reduction of the consumption of tobacco products in the United States or would not have a material adverse effect on the Company's business and financial position.

     Over the past decade, various state and local governments have imposed significant regulatory restrictions on tobacco products, including sampling and advertising bans or restrictions, packaging regulations and prohibitions on smoking in restaurants, office buildings and public places. Additional state and local legislative and regulatory actions are being considered and are likely to be promulgated in the future. The Company is unable to assess the future effects that these various proposals may have on the sale of the Company's products. The FDA's regulation of cigarette and smokeless tobacco products does not preempt individual states from issuing more stringent state or local requirements, provided those state or local requirements do not conflict with the FDA regulations, and a number of state and local jurisdictions have applied for exemption from the FDA regulations in order to impose such stricter rules.

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

     In October 1996, a subsidiary of the Company was named as a defendant in a class action lawsuit filed in State Court in New Mexico. The other defendants include the principal U.S. tobacco manufacturers as well as other distributors. The case is brought on behalf of a putative class of smokers who reside in New Mexico, each of whom is allegedly nicotine dependent. The suit seeks, on behalf of the class, compensatory damages, punitive damages and equitable relief, including medical monitoring of the class members.

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

     In January 1998, the Company was served with a summons and First Amended Complaint in an action brought by Operating Engineers Local 12 Health and Welfare Trust (on behalf of itself and all others similarly situated), in the United States District Court for the Central District of California, against major tobacco manufacturers, the Company, and other distributors and retailers of tobacco products. The complaint seeks, inter alia, compensatory and punitive damages, restitution for monies expended by the Trust for health care of its members who have used tobacco products, and forms of injunctive relief.

     In March 1998, the Company was named as a defendant in a class action complaint filed in a state court in Salt Lake City, Utah. The other defendants include the principal U.S. tobacco manufacturers as well as several other distributors. The case is brought on behalf of a class of smokers who reside in Utah and who have purchased cigarette products distributed by the Company, and alleges, among other things, the members of the class have suffered personal injuries and economic losses from the use of such cigarettes. The suit seeks, on behalf of the class, compensatory damages, punitive damages, equitable relief including the establishment of a medical monitoring fund and return of monies spent to purchase cigarette products.

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



ITEM 6.                        SELECTED HISTORICAL
                       CONSOLIDATED FINANCIAL AND OTHER DATA


     The following table sets forth selected historical consolidated financial and other data for the Company. The historical financial data as of the end of and for each year in the five year period ended December 31, 1997 have been derived from the Company's audited consolidated financial statements which have been audited by KPMG Peat Marwick LLP, independent accountants. Such financial statements for the three year period ended December 31, 1997 are included herein together with the report of such accountants thereon. The consolidated financial data set forth below should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all contained elsewhere in this Form 10-K.

                   CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                                SELECTED HISTORICAL
                       CONSOLIDATED FINANCIAL AND OTHER DATA


                                                                             YEAR ENDED DECEMBER 31,
                                                                                  (IN THOUSANDS)
                                                      ------------------------------------------------------------------------
                                                          1993           1994           1995           1996           1997
                                                      ------------   ------------   ------------   ------------   ------------
STATEMENT OF INCOME DATA:
   Net sales (a) . . . . . . . . . . . . .             $1,868,932     $1,855,356     $2,047,187     $2,175,367     $2,395,867
   Costs of goods sold (b) . . . . . . . .              1,704,982      1,719,999      1,901,604      2,017,654      2,216,162
                                                       ----------     ----------     ----------     ----------     ----------
   Gross profit (b). . . . . . . . . . . .                163,950        135,357        145,583        157,713        179,705
   Operating and administrative
      expenses . . . . . . . . . . . . . .                117,411        116,080        125,245        130,493        148,902
                                                       ----------     ----------     ----------     ----------     ----------
   Operating income (b). . . . . . . . . .                 46,539         19,277         20,338         27,220         30,803
   Interest expense, net . . . . . . . . .                  4,887          5,773          6,987          9,916         18,181
   Debt refinancing costs (c). . . . . . .                     --          1,600          1,065          1,319          1,498
                                                       ----------     ----------     ----------     ----------     ----------
   Income before income taxes,
      cumulative effects of changes
      in accounting principles and
      extraordinary item . . . . . . . . .                 41,652         11,904         12,286         15,985         11,124
   Income tax expense. . . . . . . . . . .                  2,472          2,816          5,563          6,941          4,834
                                                       ----------     ----------     ----------     ----------     ----------
   Income before cumulative effects of
      changes in accounting principles
      and extraordinary item . . . . . . .                 39,180          9,088          6,723          9,044          6,290
   Cumulative effect of changes in
      accounting principles for:
         Income taxes. . . . . . . . . . .                    492             --             --             --             --
         Postretirement benefits
           other than pensions . . . . . .                   (988)            --             --             --             --
                                                       ----------     ----------     ----------     ----------     ----------
   Income before extraordinary item. . . .                 38,684          9,088          6,723          9,044          6,290
   Extraordinary item, net of tax. . . . .                     --             --             --         (1,830)            --
                                                       ----------     ----------     ----------     ----------     ----------
   Net income (b). . . . . . . . . . . . .             $   38,684     $    9,088     $    6,723     $    7,214     $    6,290
                                                       ----------     ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------     ----------
OTHER DATA:
   EBITDAL (d) . . . . . . . . . . . . . .             $   29,309     $   24,271     $   29,696     $   35,169     $   41,597
   Cash provided by (used in):
      Operating activities . . . . . . . .                 21,176         54,708         12,529         26,621         17,547
      Investing activities . . . . . . . .                 (6,806)        (5,974)       (16,896)        (6,079)       (30,739)
      Financing activities . . . . . . . .                (11,406)       (43,586)        11,397        (18,972)         3,549
   Depreciation and amortization (e) . . .                  5,737          5,541          5,943          6,573          7,528
   Capital expenditures. . . . . . . . . .                  5,501          5,376          7,286          6,079          9,378


                                                                                AS OF DECEMBER 31,
                                                                                  (IN THOUSANDS)
                                                      ------------------------------------------------------------------------
                                                          1993           1994           1995           1996           1997
                                                      ------------   ------------   ------------   ------------   ------------

BALANCE SHEET DATA:
   Total assets. . . . . . . . . . . . . .               $329,855       $293,743       $324,536       $329,036       $336,580
   Total debt, including current
      maturities . . . . . . . . . . . . .                127,053         84,627        101,598        193,463        197,012
   Mandatorily redeemable
      preferred stock (f). . . . . . . . .                 34,890         41,767             --             --             --

                                  See Notes to Selected Historical Consolidated Financial and Other Data.


                  CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                     Notes to Selected Historical Consolidated
                              Financial And Other Data


(a) In the second quarter of 1995, the Company completed two acquisitions which added approximately $62 million in net sales for the year ended
     December 31, 1995. In February 1997, the Company completed the acquisition of the Sosnick Companies which added approximately $136 million in net sales for the year ended December 31, 1997.

(b) The Company's U.S. inventories are valued at the lower of cost or market. Cost of goods sold is determined on a last-in, first-out (LIFO) basis. During the year ended December 31, 1993, the Company's U.S. cigarette inventory quantities declined and the wholesale cost of U.S. premium cigarettes significantly declined. These factors resulted in a substantially lower inventory cost being charged to cost of goods sold ("LIFO income") under the LIFO method of valuation compared to the FIFO method in an amount of $23.0 million, materially impacting the results of operations during such fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on the impact of the LIFO inventory valuation method on other accounting periods.

(c) Debt refinancing costs include all costs associated with restructuring and refinancing debt and amortization of debt issuance costs.

(d) EBITDAL represents operating income plus depreciation, amortization and LIFO expense, and minus LIFO income (each as defined herein). EBITDAL should not be considered in isolation or as a substitute for net income, operating income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAL is included because it is one measure used by certain investors to determine a company's ability to service its indebtedness.

(e) Depreciation and amortization includes depreciation on property and equipment, amortization of goodwill and other non-cash charges, and excludes amortization of debt refinancing costs.

(f) Series B Preferred Stock, with a $50.0 million stated value and a mandatory redemption date of December 31, 1995, was issued in conjunction with a restructuring in 1991 and was initially recorded at a discounted fair value and accreted through March 1995, at which time it was exchanged, along with warrants owned by the senior lenders, for equity in a holding company that was also owned by certain members of management. At that time, the carrying value of the Preferred Stock was reclassified into additional paid-in capital.

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

GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the year ended December 31, 1997, approximately 67%, 22% and 11% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.

TOBACCO INDUSTRY BUSINESS ENVIRONMENT

     Manufacturers and distributors of cigarettes and other tobacco products in the United States are currently facing a number of significant issues that affect the business environment in which they operate including proposed additional governmental regulation (see Item 3. "Legal Proceedings - Regulatory Matters"); actual and proposed excise tax increases (see "Impact of Tobacco Taxes" ); increased litigation involving health and other effects of cigarette smoking and other uses of tobacco (see Item 3. "Legal Proceedings - Legal Matters"); and proposed legislative action to resolve certain regulatory and litigation issues affecting the U.S. tobacco industry described below.

     In June 1997, a so called "national settlement" of many of these issues was proposed (referred to herein as the "Proposed Settlement") following negotiations among major U.S. tobacco manufacturers, state attorneys general, representatives of the public health community and attorneys representing plaintiffs in certain smoking and health litigation. The Proposed Settlement can be implemented only by federal legislation. The President as well as several members of Congress have criticized aspects of the Proposed Settlement and certain members of Congress have introduced alternative legislation that would substantially increase taxes on tobacco products without affording the tobacco manufacturers and other industry participants protection from private litigation, which is a significant aspect of the Proposed Settlement. At the present time, there can be no assurance that federal legislation reflecting the Proposed Settlement will be enacted or if changes will be made to the terms of the Proposed Settlement before it is enacted. The major U.S. cigarette manufacturers have disclosed in a report dated October 8, 1997 to a U.S. Senate task force that, if the Proposed Settlement were enacted in its current form, among other things, prices of cigarettes would increase significantly and cigarette consumption would decline, although it is not possible to forecast , with any degree of confidence, the magnitude of the decline in consumption.

     During the most recent five year period, the Company's sales of cigarettes were:


     For the year ended                 Cigarettes (in thousands)
       December 31,                     Net Sales        Cartons
     ------------------                 ---------        -------
          1993                          $1,344,707       76,740
          1994                           1,299,687       80,703
          1995                           1,446,697       88,933
          1996                           1,505,744       90,897
          1997                           1,603,362       92,368

     The Company believes that, if the Proposed Settlement were enacted in its current form, the Company's business of distributing tobacco products would be negatively affected by decreases in the volume of sales of tobacco products and by the impact of increases in cigarette prices on its working capital (see "Liquidity and Capital Resources"). The Company does not believe it is able to quantify the impact that the proposed legislation or other future legislation or governmental regulation affecting cigarettes and other tobacco products will have on future sales of cigarettes and other tobacco products. However, based upon current industry estimates of wholesale price increases (including enacted federal excise tax increases (See "Impact of Tobacco Taxes")) ranging from $4.00 to $8.00 per carton of cigarettes over the next two to three years as a result of the Proposed Settlement, the Company believes that it would be able to adequately finance the corresponding increase in its working capital requirements relating to its existing business under its existing and proposed credit facilities.

If such price increases were to occur, the Company's debt levels and interest expense would significantly increase. However, if the actual level of wholesale price increases (including enacted federal excise tax increases) exceeds $8 per carton; federal excise taxes were increased to levels beyond those which have already been enacted; payment terms for state and provincial excise taxes were adversely changed (see "Impact of Tobacco Taxes"); or the volume of cigarettes sold by the Company declines significantly as a result of higher prices or taxes, or both, the Company may be required to seek additional financing in order to meet such higher working capital requirements.

     The Company's business strategy has included and continues to include increasing sales of higher margin, non-tobacco products, a strategy which is intended to lessen the impact of potential future declines in unit sales and profitability of its tobacco distribution business.

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

     During periods of price inflation in the Company's product line, the LIFO methodology generally results in the impact of inflation on year end inventories being charged as additional expenses to cost of goods sold ("LIFO expense") while lower costs are retained in inventories. Historically, increases in the Company's cost of cigarettes resulted from a combination of cost increases by cigarette manufacturers and increases in federal and state excise taxes. In 1995, cigarette and candy manufacturers increased prices contributing to LIFO expense of $3.4 million during 1995. In 1996 and 1997, LIFO expense of $1.4 million and $3.3 million, respectively, is primarily the result of increases in cigarette prices.

RESULTS OF OPERATIONS

     The following table sets forth certain operating results as a percentage of net sales, for the periods indicated:


                                                       YEAR ENDED
                                                      DECEMBER 31,
                                             ------------------------------
                                              1995        1996        1997
                                             ------      ------      ------
     Net Sales                               100.0%      100.0%      100.0%
     Cost of goods sold (a)                   92.9        92.7        92.5
                                             -----       -----       -----
     Gross profit                              7.1         7.3         7.5
     Operating and administrative expenses     6.1         6.0         6.2
                                             -----       -----       -----
     Operating income                          1.0%        1.3%        1.3%
                                             -----       -----       -----
                                             -----       -----       -----

     (a)   LIFO expense is included in cost of goods sold.

     The following table sets forth gross profit and operating income as a percentage of net sales, after adjusting for LIFO expense, for the periods indicated:


                                                       YEAR ENDED
                                                      DECEMBER 31,
                                             ------------------------------
                                              1995        1996        1997
                                             ------      ------      ------
     Gross profit                             7.11%       7.25%       7.50%
     LIFO expense                             0.17        0.06        0.14
                                             -----       -----       -----
     Adjusted gross profit                    7.28        7.31        7.64
     Operating and administrative expenses    6.12        6.00        6.21
                                             -----       -----       -----
     Adjusted operating income                1.16%       1.31%       1.43%
                                             -----       -----       -----
                                             -----       -----       -----

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     NET SALES. Net sales for 1997 were $2,395.9 million, an increase of $220.5 million or 10.1% over 1996. The increase in net sales was due to the Sosnick acquisition (which contributed approximately $136 million in sales during 1997) and higher net sales of food and non-food products.

     Net sales of cigarettes for 1997 were $1,603.4 million, an increase of $97.6 million or 6.5% over 1996. The increase in net sales of cigarettes was principally due to the acquisition of the Sosnick
Companies (which contributed approximately $74 million in cigarette net sales in 1997) and an increase in cigarette prices offset by a general decline in cigarette unit volume (excluding Sosnick unit volume). The Company's total cigarette unit volume in 1997 was 92.4 million cartons, an increase of 1.5 million cartons or 1.6% over 1996. The Sosnick acquisition contributed approximately 4.8 million in unit sales in 1997, offsetting declines in unit volumes in the U.S. and Canada of approximately 3.0 and
0.4 million cartons, respectively. Unit declines are primarily the result of lower cigarette sales by the Company's customer base, and the termination of some high volume, marginally profitable cigarette business.

     Net sales of food and non-food products in 1997 were $792.5 million, an increase of $122.9 million or 18.4% over 1996. The increase was primarily due to the Company's continued focus on increasing food and non-food product sales and to the Sosnick acquisition (which contributed approximately $62 million in net sales in 1997). The increase occurred primarily in fast food sales, which increased $29.2 million or 46.1%, candy sales, which grew $28.6 million or 12.7%, and snack sales, which were higher by $15.4 million or 39.7%.

     GROSS PROFIT. Gross profit for 1997 was $179.7 million, an increase of $22.0 million or 13.9% over 1996. The improvement was primarily due to increased gross profits from continued sales growth in the food and non-food product categories and the Sosnick acquisition. The gross profit margin for the year ended December 31, 1997 increased to 7.5% of net sales as compared to 7.3% of net sales for the year ended December 31, 1996. This increase resulted primarily from the growth in food and non-food sales (which carry significantly higher margins than cigarettes) to 33.1% of the Company's total 1997 net sales, from 30.8% for 1996. In 1997, the Company recognized LIFO expense of $3.3 million compared to $1.4 million in 1996. This increase in LIFO expense was primarily due to several increases in domestic cigarette wholesale prices totaling approximately $1.20 per carton during 1997 (compared to $0.40 per carton in 1996), which was more than offset by higher profits related to such price increases.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for 1997 were $148.9 million, an increase of $18.4 million or 14.1% over 1996. Such expenses for 1997 increased to 6.2% of net sales as compared to 6.0% for 1996. The increase reflects approximately $2.4 million (0.1% of net sales) of one-time duplicative facility costs as a result of the Sosnick acquisition, higher levels of staffing during the initial integration process and other integration costs associated with the acquisition. The remaining increase in expenses as a percentage of sales is primarily attributable to the decline in cigarette volumes and the slightly higher handling costs associated with the increased sales growth of the higher margin food and non-food product categories.

     OPERATING INCOME. As a result of the factors discussed above, operating income for 1997 was $30.8 million, an increase of $3.6 million or 13.2% over 1996. As a percentage of net sales, operating income for 1997 and 1996 remained constant at 1.3%.

     NET INTEREST EXPENSE. Net interest expense for 1997 was $18.2 million, an increase of $8.3 million or 83.4% over 1996. This increase resulted from an increase in average debt levels and the Company's average interest rate primarily due to the recapitalization and senior subordinated note offering which occurred in the third quarter of 1996, as well as additional debt incurred to finance the Sosnick acquisition.

     DEBT REFINANCING COSTS. The Company successfully completed a refinancing and note offering (see "Recapitalization and Note Offering" below) in the third quarter of 1996. The costs directly related to such transactions are being amortized over the terms of the related debt. Debt refinancing costs for 1997 were $1.5 million, compared to $1.3 million in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     NET SALES. Net sales for 1996 were $2,175.4 million, an increase of $128.2 million or 6.3% over 1995. The increase was the result of growth in all categories of the Company's operations.

     Net sales of cigarettes for 1996 were $1,505.8 million, an increase of $59.1 million or 4.1% over 1995. The Company's total cigarette unit volume in 1996 was 90.9 million cartons, an increase of 2.0 million cartons or 2.2% over 1995. This increase was comprised of unit volume growth in both the U.S. and Canada. During 1996, prices of U.S. and Canadian cigarettes increased slightly, contributing to an increase in cigarette net sales.

     Net sales of food and non-food products in 1996 were $669.6 million, an increase of $69.1 million or 11.5% over 1995. This increase was due to the Company's focus on increasing food and non-food product sales. The increase occurred primarily in candy sales, which increased $19.8 million or 9.7%, general merchandise sales, which increased $11.8 million or 27.3%, and fast food sales, which increased $5.7 million or 9.9%.

     GROSS PROFIT. Gross profit for 1996 was $157.7 million, an increase of $12.1 million or 8.3% over 1995. The improvement resulted primarily from growth in food and non-food product categories. For 1996, the Company recognized LIFO expense of $1.4 million compared to LIFO expense of $3.4 million in 1995. Also, in 1996, gross profit margins were impacted by higher profits from forward buying of cigarettes and candy in advance of manufacturers' price increases.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for 1996 were $130.5 million, an increase of $5.2 million or 4.2% over 1995. However, such expenses declined as a percentage of net sales from 6.1% to 6.0% compared to 1995, as a result of the Company's continued aggressive efforts to control costs.

     OPERATING INCOME. As a result of the factors discussed above, operating income for 1996 was $27.2 million, an increase of $6.9 million or 33.8% over 1995. As a percentage of net sales, operating income for 1996 was 1.3%, as compared to 1.0% in 1995.

     NET INTEREST EXPENSE. Net interest expense for 1996 was $9.9 million, an increase of $2.9 million or 41.9% over 1995. The net increase resulted from the additional debt incurred in connection with the Recapitalization described below.

     DEBT REFINANCING COSTS. The Company successfully completed a refinancing and note offering (see "Recapitalization and Note Offering" below) in the third quarter of 1996. The costs directly related to such transactions are being amortized over the terms of the debt. Debt refinancing costs for 1996 were $1.3 million, compared to $1.1 million in 1995.

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

RECAPITALIZATION AND NOTE OFFERING

     On August 7, 1996, the Company completed a recapitalization (the "Recapitalization") which resulted in the purchase of newly issued common stock of the Company by Jupiter Partners L.P. ("Jupiter") for $41.3 million in cash and the redemption of all of the common stock held by three financial institutions and a portion of the common stock held by six members of senior management ("Senior Management") for $135.0 million in cash and $6.3 million initial value of subordinated notes due 2004. Upon completion of the Recapitalization, Jupiter and Senior Management owned 75% and 25%, respectively, of the outstanding common stock of the Company. Jupiter also purchased from the Company an $18.8 million subordinated note due 2004. Both of these subordinated notes were repaid prior to December 31, 1996 as discussed below. As a result of the Recapitalization, the Company has a total shareholders' deficit at December 31, 1996 and 1997.

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

     On September 27, 1996, the Company issued $75.0 million of 11 3/8% Senior Subordinated Notes (the "Notes") which mature on September 15, 2003. The proceeds of the issuance of the Notes were principally used to repay in full the subordinated notes and Term Loan discussed above. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise primarily from the funding of its working capital needs, capital expenditure programs and debt service requirements with respect to the Revolving Credit Facility and the Notes. The Company has no mandatory payments of principal on the Notes scheduled prior to their final maturity on September 15, 2003, and has no mandatory payments of principal scheduled under the Revolving Credit Facility, which matures June 30, 2001. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities.

     Significant increases in the cost of cigarettes to the Company would occur if legislation were approved to enact the Proposed Settlement (See "Tobacco Industry Business Environment"). Based upon current industry estimates of wholesale price increases (including enacted federal excise tax increases (see "Impact of Tobacco Taxes")) ranging from $4.00 to $8.00 per carton of cigarettes over the next two to three years as a result of the Proposed Settlement, the Company believes that it will be able to adequately finance the corresponding increase in its working capital requirements relating to its existing business under its existing and proposed credit facilities. If such price increases were to occur, the Company's debt levels and interest expense would significantly increase. However, if the actual level of wholesale price increases (including enacted federal excise tax increases) exceeds $8 per carton; federal excise taxes were increased to levels beyond those which have already been enacted; payment terms for state and provincial excise taxes were adversely changed (see "Impact of Tobacco Taxes"); or the volume of cigarettes sold by the Company declines significantly as a result of higher prices or taxes, or both, the Company may be required to seek additional financing in order to meet such higher working capital requirements.

     The Company's debt obligations totaled $197.0 million at December 31, 1997, a slight increase of $3.5 million or 1.8% from $193.5 million at December 31, 1996. As of December 31, 1997, the amount outstanding under the Revolving Credit Facility was $122.0 million; an additional $36.7 million, after taking into account the borrowing base, was available to be drawn. The net increase in outstanding debt is due primarily to an increase in working capital funding requirements resulting principally from increases in accounts receivable and inventory, primarily as a result of the Sosnick acquisition. Debt requirements are generally the highest at December 31 when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its Revolving Credit Facility. In 1997, net cash provided by operating activities was $17.6 million as compared to $26.6 million in 1996. The decrease resulted principally from changes in net working capital. In 1995, net cash provided by operating activities was $12.5 million. The increase from 1995 to 1996 resulted principally from a $6.9 million increase in operating income and changes in net working capital.

     As discussed in Note 10, "Acquisition of the Sosnick Companies", to the Consolidated Financial Statements, on February 3, 1997, the Company acquired certain assets and the business of the Sosnick Companies. The assets acquired included trade accounts receivable, inventories and warehouse equipment that the Company is using in its business. The aggregate purchase price for the assets and business acquired was $21.4 million. The acquisition was financed primarily by borrowings under the Company's existing Revolving Credit Facility. The total amount of incremental borrowings required to acquire the Sosnick Companies at closing was $18.4 million. The remaining purchase price was due and payable in installments subsequent to closing in varying amounts specified in the purchase agreement.

     The Company made capital expenditures of $9.4 million in 1997. In 1998, the Company estimates it will spend approximately $8 million for capital requirements, principally consisting of warehouse facilities and other equipment.

     The Company intends to consummate a series of transactions to securitize its U.S. trade accounts receivable portfolio in early 1998. In connection with this proposed transaction, the Company will form a wholly-owned special purpose, bankruptcy-remote subsidiary, to which the U.S. trade accounts receivable originated by the Company will be sold, without recourse. The receivables will be assigned to a trust, as collateral for the issuance of up to $75 million of fixed amount term certificates and variable certificates. The revolving period of the securitization is expected to expire in January 2003, or earlier based on certain events. The initial net proceeds of this transaction will be used to reduce the balance outstanding under the Revolving Credit Facility. In connection with this proposed transaction, the Company will modify its Revolving Credit Facility. The modification is expected to reduce the available credit commitment facility from $175 million to a proposed $100 million and extend the maturity through 2003. As a result of this modification, the Company is expected to write off approximately $1.2 million of unamortized refinancing costs related to the Revolving Credit Facility in 1998. The Company expects to realize lower interest rates as a result of these transactions, as compared to its current Revolving Credit Facility.

     The Company is currently in the process of modifying or replacing its computer systems for the year 2000 compliance. This activity is expected to continue through 1999, and is not expected to have a material impact on the financial position or results of operations of the Company in any given year. However, due to the interrelated nature of computer systems, the Company may be impacted in the year 2000 depending on whether entities not affiliated with the Company have addressed this issue successfully. Expenses related to this process are being expensed as incurred.

IMPACT OF TOBACCO TAXES

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. During 1997, such taxes on cigarettes represented approximately 26% of cigarette net sales in the U.S. and 47% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

     Under current law, almost all state and Canadian provincial taxes are payable by the Company under credit terms which, on the average, exceed the credit terms the Company has approved for its customers to pay for products which include such taxes. This practice has benefited the Company's cash flow. If the Company were required to pay such taxes at the time such obligation was incurred without the benefit of credit terms, the Company would incur a substantial permanent increase in its working capital requirements and might be required to seek additional financing in order to meet such higher working capital requirements. Consistent with industry practices, the Company has secured a bond to guarantee its tax obligations to those states requiring such a surety (a majority of states in the Company's operating areas).

     The U.S. federal excise tax on cigarettes is currently $2.40 per carton of cigarettes. In August 1997, legislation was enacted that will raise the federal excise tax by $1.00 per carton of cigarettes starting in the year 2000 and by an additional $.50 per carton of cigarettes in 2002. Unlike the state and provincial taxes described above, U.S. federal excise taxes on cigarettes are paid by the cigarette manufacturers and passed through to the Company as a component of the cost of cigarettes. Such increases in U.S. federal taxes increase the Company's working capital requirements by increasing the balances of its inventories and accounts receivable. The President as well as various members of Congress have suggested additional excise taxes on cigarette and tobacco products, either as part of the proposed legislative resolution of various issues affecting the U.S. tobacco industry discussed above or to finance unrelated federal spending. If the actual level of wholesale cigarette price increases (including enacted federal excise taxes) exceeds $8.00 per carton over the next two to three years or if federal excise taxes were increased to levels beyond those which have already been enacted, the Company may be required to seek additional financing in order to meet its higher working capital requirements.

CURRENCY FLUCTUATIONS

     During 1997, on average, the Canadian dollar weakened approximately 1.5%, decreasing the U.S. dollar value of Canadian revenues in the Company's consolidated financial statements. During 1996, on average, the Canadian dollar strengthened less than 1%, increasing the U.S. dollar value of Canadian revenues in the Company's consolidated financial statements. The change in the U.S./Canadian exchange rate had no impact on the overall financial results of the Canadian operations as virtually all revenues and expenses are Canadian dollar based.

INFLATION

     In response to increases or decreases in manufacturers' prices with respect to any of the Company's products, the Company historically has adjusted its selling price in order to maintain its gross profit. Therefore, inflation and deflation generally do not have a material impact on the Company's gross profit. However, as described in "Tobacco Industry Business Environment," significant increases in the manufacturers' prices of cigarettes would occur if the Proposed Settlement described therein were to be enacted or if additional federal excise taxes are enacted. While the Company expects to pass on to its customers any price increases that result from the Proposed Settlement or federal excise tax increases, it is not possible to predict, with any degree of confidence, the magnitude of any volume decline which might result from the higher prices. In addition, during the past several years, low levels of overall inflation and resulting low interest rates have benefited the Company's results of operations because of the Company's high degree of leverage. If interest rates increase (as a result of increased inflation or otherwise), the Company could be adversely affected.

NEW ACCOUNTING STANDARDS

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and is expected to first be reflected in the Company's first quarter of 1998 interim financial statements.

     In 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997, and will first be reflected in the Company's financial statements for the year ended December 31, 1998.

ITEM 8.   FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .    19

Consolidated Balance Sheets as of December 31, 1996 and 1997 . . . . . . .    20

Consolidated Statements of Income for the years ended December 31, 1995,
  1996 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1995, 1996 and 1997 . . . . . . . . . . . . . . . . . . . .    22

Consolidated Statements of Cash Flows for the years ended December 31,
  1995, 1996 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . .    23

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .    24

                            INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS
CORE-MARK INTERNATIONAL, INC.:

     We have audited the accompanying consolidated balance sheets of Core-Mark International, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core-Mark International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                   /S/  KPMG Peat Marwick LLP


SAN FRANCISCO, CALIFORNIA
FEBRUARY 20, 1998

                   CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1996 AND 1997
                             (IN THOUSANDS OF DOLLARS)




                                                                          1996            1997
                                                                      ------------    ------------
ASSETS
Current assets:
     Cash . . .  . . . . . . . . . . . . . . . . . . . . . . . .        $ 25,769       $ 15,281
     Receivables:
          Trade accounts, less allowance for doubtful
               accounts of $3,881 and $2,950, respectively . . .          88,715         96,610
          Other. . . . . . . . . . . . . . . . . . . . . . . . .          12,229         12,806
     Inventories, net of LIFO allowance of $12,452 and
          $15,718, respectively. . . . . . . . . . . . . . . . .          99,342        103,246
     Prepaid expenses and other. . . . . . . . . . . . . . . . .           6,214          5,847
                                                                        --------       --------
          Total current assets . . . . . . . . . . . . . . . . .         232,269        233,790

Property and equipment:
     Equipment . . . . . . . . . . . . . . . . . . . . . . . . .          38,587         47,587
     Leasehold improvements. . . . . . . . . . . . . . . . . . .           7,947          9,046
                                                                        --------       --------

                                                                          46,534         56,633
     Less accumulated depreciation and amortization. . . . . . .         (24,006)       (28,633)
                                                                        --------       --------
          Net property and equipment . . . . . . . . . . . . . .          22,528         28,000

Other assets   . . . . . . . . . . . . . . . . . . . . . . . . .           9,792          8,277
Goodwill, net of accumulated amortization of
     $15,220 and $17,293, respectively . . . . . . . . . . . . .          64,447         66,513
                                                                        --------       --------
                                                                        $329,036       $336,580
                                                                        --------       --------
                                                                        --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable. . . . . . . . . . . . . . . . . . .        $ 51,572       $ 50,737
     Cigarette and tobacco taxes payable . . . . . . . . . . . .          43,912         43,506
     Income taxes payable. . . . . . . . . . . . . . . . . . . .             454          1,085
     Deferred income taxes . . . . . . . . . . . . . . . . . . .           7,397          7,599
     Other accrued liabilities . . . . . . . . . . . . . . . . .          30,653         28,647
                                                                        --------       --------
          Total current liabilities. . . . . . . . . . . . . . .         133,988        131,574

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .         193,463        197,012
Other accrued liabilities and deferred income taxes. . . . . . .           8,585          9,030
                                                                        --------       --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . .         336,036        337,616

Commitments and contingencies:

Shareholders' deficit:
     Common stock; $.01 par value; 10,000,000 shares authorized;
          5,500,000 shares issued and outstanding. . . . . . . .              55             55
     Additional paid-in capital. . . . . . . . . . . . . . . . .          26,121         26,121
     Accumulated deficit . . . . . . . . . . . . . . . . . . . .         (28,576)       (22,286)
     Cumulative currency translation adjustments . . . . . . . .          (1,608)        (2,879)
     Additional minimum pension liability. . . . . . . . . . . .          (2,992)        (2,047)
                                                                        --------       --------
     Total shareholders' deficit . . . . . . . . . . . . . . . .          (7,000)        (1,036)
                                                                        --------       --------
                                                                        $329,036       $336,580
                                                                        --------       --------
                                                                        --------       --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF  INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (IN THOUSANDS OF DOLLARS)



                                                                        1995           1996           1997
                                                                     ----------     ----------     ----------
Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $2,047,187     $2,175,367     $2,395,867
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . .      1,901,604      2,017,654      2,216,162
                                                                     ----------     ----------     ----------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . . .        145,583        157,713        179,705

Operating and administrative expenses. . . . . . . . . . . . . .        125,245        130,493        148,902
                                                                     ----------     ----------     ----------
     Operating income. . . . . . . . . . . . . . . . . . . . . .         20,338         27,220         30,803

Interest expense, net. . . . . . . . . . . . . . . . . . . . . .          6,987          9,916         18,181
Debt refinancing costs . . . . . . . . . . . . . . . . . . . . .          1,065          1,319          1,498
                                                                     ----------     ----------     ----------
     Income before income taxes and
        extraordinary item . . . . . . . . . . . . . . . . . . .         12,286         15,985         11,124

Income tax expense . . . . . . . . . . . . . . . . . . . . . . .          5,563          6,941          4,834
                                                                     ----------     ----------     ----------
     Income before extraordinary item. . . . . . . . . . . . . .          6,723          9,044          6,290

Extraordinary item - loss on early
     extinguishment of debt, net of income
     tax benefit of $1,220 . . . . . . . . . . . . . . . . . . .             --         (1,830)            --
                                                                     ----------     ----------     ----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    6,723     $    7,214     $    6,290
                                                                     ----------     ----------     ----------
                                                                     ----------     ----------     ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                  COMMON STOCK                               CUMULATIVE    ADDITIONAL     TOTAL
                                              -------------------  ADDITIONAL                 CURRENCY      MINIMUM   SHAREHOLDERS'
                                                SHARES              PAID-IN   ACCUMULATED   TRANSLATION     PENSION      EQUITY
                                              OUTSTANDING  AMOUNT   CAPITAL     DEFICIT      ADJUSTMENT    LIABILITY    (DEFICIT)
                                              -----------  ------  ---------  -----------   -----------    ---------   -----------
Balance, December 31, 1994 . . . . . . . .        5,297      $ --    $87,579    $ (42,513)    $ (1,954)   $ (3,766)    $39,346

Net income . . . . . . . . . . . . . . . .           --        --         --        6,723           --          --       6,723
Additional minimum
 pension liability . . . . . . . . . . . .           --        --         --           --           --         187         187
Foreign currency
 translation adjustments . . . . . . . . .           --        --         --           --          641          --         641
Increase in carrying
 value of preferred stock. . . . . . . . .           --        --     (1,271)          --           --          --      (1,271)
Exchange of capital stock  . . . . . . . .       (5,197)       --     42,043           --           --          --      42,043
                                              ---------      ----    -------    ---------     --------    --------     -------
Balance, December 31, 1995 . . . . . . . .          100        --    128,351      (35,790)      (1,313)     (3,579)     87,669

Net income . . . . . . . . . . . . . . . .           --        --         --        7,214           --          --       7,214
Additional minimum
 pension liability . . . . . . . . . . . .           --        --         --           --           --         587         587
Foreign currency
 translation adjustments . . . . . . . . .           --        --         --           --         (295)         --        (295)
Recapitalization:
  Issuance of new $.01 par
   value common. . . . . . . . . . . . . .           27        --     41,250           --           --          --      41,250
  Repurchase of old $.01 par
   value common. . . . . . . . . . . . . .          (91)       --   (141,250)          --           --          --    (141,250)
  Stock split:  155,000 for 1. . . . . . .    5,499,964        55        (55)          --           --          --          --
  Transaction costs . . . . .. . . . . . .           --        --     (2,175)          --           --          --      (2,175)
                                              ---------      ----    -------    ---------     --------    --------     -------
Balance, December 31, 1996 . . . . . . . .    5,500,000        55     26,121      (28,576)      (1,608)     (2,992)     (7,000)

Net income . . . . . . . . . . . . . . . .           --        --         --        6,290           --          --       6,290
Additional minimum
 pension liability . . . . . . . . . . . .           --        --         --           --           --         945         945
Foreign currency
 translation adjustments . . . . . . . . .           --        --         --           --       (1,271)         --      (1,271)
                                              ---------      ----    -------    ---------     --------    --------     -------
BALANCE, DECEMBER 31, 1997 . . . . . . . .    5,500,000      $ 55    $26,121    $ (22,286)    $ (2,879)   $ (2,047)    $(1,036)
                                              ---------      ----    -------    ---------     --------    --------     -------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                   CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (IN THOUSANDS OF DOLLARS)


                                                                               1995           1996           1997
                                                                           -------------   ----------    ------------
CASH PROVIDED BY
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 6,723        $ 7,214        $ 6,290
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       LIFO expense. . . . . . . . . . . . . . . . . . . . . . . . . .          3,415          1,376          3,266
       Amortization of goodwill. . . . . . . . . . . . . . . . . . . .          1,978          1,978          2,073
       Depreciation and amortization . . . . . . . . . . . . . . . . .          3,965          4,595          5,455
       Amortization of debt refinancing fees . . . . . . . . . . . . .          1,065          1,319          1,498
       Extraordinary loss on early extinguishment of debt. . . . . . .             --          1,830             --
       Deferred income taxes . . . . . . . . . . . . . . . . . . . . .           (769)           901          1,912
       Other adjustments for non-cash and
          non-operating activities . . . . . . . . . . . . . . . . . .            869            235           (557)
     Changes in operating assets and liabilities, net of acquisitions:
       (Increase) decrease in trade accounts receivable. . . . . . . .         (3,789)         2,790            690
       (Increase) decrease in other receivables. . . . . . . . . . . .         (2,699)         1,094           (679)
       (Increase) decrease in inventories. . . . . . . . . . . . . . .         (3,285)        (4,096)            69
       Increase in prepaid expenses and other. . . . . . . . . . . . .         (2,122)        (1,006)           (52)
       Increase (decrease) in trade accounts payable . . . . . . . . .         (3,303)         4,410           (253)
       Increase in cigarette and tobacco taxes payable . . . . . . . .          2,975          3,368            453
       Increase (decrease) in other accrued
          liabilities and income taxes payable . . . . . . . . . . . .          7,506            613         (2,618)
                                                                             --------       --------       --------
Net cash provided by operating activities. . . . . . . . . . . . . . .         12,529         26,621         17,547
                                                                             --------       --------       --------
INVESTING ACTIVITIES:
  Additions to property and equipment. . . . . . . . . . . . . . . . .         (7,286)        (6,079)        (9,378)
  Net assets of acquired businesses. . . . . . . . . . . . . . . . . .         (9,610)            --        (21,361)
                                                                             --------       --------       --------
Net cash used in investing activities. . . . . . . . . . . . . . . . .        (16,896)        (6,079)       (30,739)
                                                                             --------       --------       --------

FINANCING ACTIVITIES:
  Issuance of senior subordinated notes. . . . . . . . . . . . . . . .             --         75,000             --
  Net borrowings under revolving credit agreement. . . . . . . . . . .         16,971         16,865          3,549
  Debt refinancing fees. . . . . . . . . . . . . . . . . . . . . . . .         (5,379)        (8,662)            --
  Net proceeds from sale of common stock . . . . . . . . . . . . . . .             --         39,075             --
  Purchases of common shares . . . . . . . . . . . . . . . . . . . . .           (195)      (141,250)            --
                                                                             --------       --------       --------
Net cash provided by (used in) financing activities. . . . . . . . . .         11,397        (18,972)         3,549
                                                                             --------       --------       --------

Effects of changes in foreign exchange rates . . . . . . . . . . . . .            337           (248)          (845)
                                                                             --------       --------       --------
Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . .          7,367          1,322        (10,488)
Cash, beginning of year. . . . . . . . . . . . . . . . . . . . . . . .         17,080         24,447         25,769
                                                                             --------       --------       --------
CASH, END OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 24,447       $ 25,769       $ 15,281
                                                                             --------       --------       --------
                                                                             --------       --------       --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the year for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $6,739        $ 6,732        $17,937
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,903          7,427          2,301

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                  Core-Mark International, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
               For the Years Ended December 31, 1995, 1996 and 1997



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

     On August 7, 1996, the Company completed a recapitalization as described in Note 3. Upon completion of the recapitalization, and at December 31, 1996 and December 31, 1997, Jupiter Partners L.P. owned 75% and senior management retained ownership of 25%, respectively, of the outstanding stock of the Company.

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

      EXCISE TAXES

     State and provincial excise taxes paid by the Company on cigarettes were $466.5 million, $479.2 million, and $505.4 million, for the years ended December 31, 1995, 1996 and 1997, respectively, and are included in net sales and cost of goods sold.

     INVENTORIES

     Inventories are valued at the lower of cost or market. In the U.S., cost is determined on a last-in, first-out (LIFO) basis (using Producer Price Indices as determined by the Department of Labor and Statistics). Under LIFO, current costs of goods sold are matched against current sales. Inventories in Canada amount to $23.8 million and $20.3 million at December 31, 1996 and 1997, respectively, and are valued on a first-in, first-out (FIFO) basis.

     During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. An increase in cost of goods sold and a decrease in inventories of $3.4 million, $1.4 million and $3.3 million resulted from using the LIFO method for the years ended December 31, 1995, 1996 and 1997, respectively.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     GOODWILL

     Goodwill, which is the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a forty-year period. Amortization expense for each of the years ended December 31, 1995 and 1996 was $2.0 million and for the year ended December 31, 1997 was $2.1 million.

     The Company assesses the recoverability of long-lived assets, including goodwill, by determining whether the amortization of such assets over the remaining life can be recovered through undiscounted future operating cash flows of the related operations. Based on this calculation, the Company is of the opinion that there is no impairment of long-lived assets as of December 31, 1997.

     REVENUE RECOGNITION

     The Company recognizes revenue at the time the product is shipped to the customer.

     STOCK-BASED COMPENSATION PLAN

     In 1997, the Company adopted a Stock Option Plan for its key employees. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

     PENSION COSTS AND OTHER POSTRETIREMENT BENEFIT COSTS

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

3. CAPITAL TRANSACTIONS

     AUGUST 7, 1996 RECAPITALIZATION

     On August 7, 1996, the Company completed a recapitalization (the "Recapitalization") which resulted in the purchase of newly issued common stock of the Company by Jupiter Partners L.P. ("Jupiter") for $41.3 million in cash, the redemption of all of the common stock held by three financial institutions and a portion of the common stock held by six members of senior management for $135.0 million in cash and $6.3 million initial value of subordinated notes due 2004. Pursuant to the stock subscription agreement between the Company and Jupiter, the Company paid an affiliate of Jupiter an advisory fee of $2.2 million on August 7, 1996. Upon completion of the Recapitalization, Jupiter and senior management owned 75% and 25%, respectively, of the outstanding common stock of the Company. Jupiter also purchased from the Company an $18.8 million subordinated note due 2004. Both of these subordinated notes were repaid during 1996 using the proceeds of the senior subordinated notes discussed in Note 4.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements


3. CAPITAL TRANSACTIONS (CONTINUED)

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

4. FINANCING

     Long-term debt consisted of the following at December 31 (in thousands):

                                          1996      1997
                                        --------  --------
     Revolving credit facility          $118,463  $122,012
     Senior subordinated notes            75,000    75,000
                                        --------  --------

          Long-term debt                $193,463  $197,012
                                        --------  --------
                                        --------  --------

     EXISTING CREDIT FACILITY

     On August 7, 1996, the Company entered into the existing credit facility which replaced the previous credit facility. The existing credit facility initially provided for aggregate borrowings of up to $210.0 million, consisting of: (i) a $35.0 million term loan (the "Term Loan"), which was repaid as discussed below and is no longer available for reborrowing, and
(ii) a revolving credit facility (the "Revolving Credit Facility"), under which borrowings in the amount of up to $175.0 million are available for working capital and general corporate purposes. The Revolving Credit Facility expires on June 30, 2001 and borrowings are subject to borrowing base limitations based upon levels of eligible inventories, accounts receivable, other receivables and cash. Included in this facility are letters of credit up to a maximum of $40.0 million. As of December 31, 1997, the amount outstanding under the Revolving Credit Facility was $122.0 million; an additional $36.7 million, after taking into account the borrowing base, was available to be drawn.


     Under the existing credit facility, the Company has the option to borrow: (i) under Revolving Credit Loans which bear interest at 1.5% above the bank's Prime Rate; or (ii) Eurodollar Loans which bear interest at 2.5% above the bank's Eurodollar Rate. The bank's Prime Rate and Eurodollar Rate was 8.50% and 5.97%, respectively, at December 31, 1997. There is a commitment fee of 0.5% on the unused portion of the working capital revolving credit facility. The obligations are secured by all assets of the Company, including inventories, trade accounts receivable and property and equipment.

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

     The Canadian credit facility allows for borrowings up to $10.0 million for general corporate use and is secured by letters of credit under the existing credit facility. The Canadian dollar advances bear interest at the Canadian bank's prime rate which was 6.00% at December 31, 1997. There were no borrowings under this facility at December 31, 1996 and 1997.

     The Company had letters of credit of $9.0 million and $8.3 million outstanding at December 31, 1996 and 1997, respectively. The letters of credit are issued primarily to secure the Company's bond and insurance programs. The Company pays fees of 2.50% per annum on the outstanding portion of letters of credit.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements


4. FINANCING (CONTINUED)

     The Company incurred approximately $8.7 million for legal, professional, and other costs related to the structuring of the existing credit facility and issuance of the senior subordinated notes described below. These costs were capitalized and classified as other assets and are being amortized on a straight-line basis over the term of the existing credit facility. Amortization of these costs for the years ended December 31, 1996 and 1997 was approximately $0.6 million and $1.5 million, respectively.

     SENIOR SUBORDINATED NOTES

     On September 27, 1996, the Company issued $75.0 million of 11 3/8% Senior Subordinated Notes (the "Notes") which mature on September 15, 2003, the proceeds of which were used to repay in full the Term Loan discussed above and the subordinated notes discussed in Note 3. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. The Notes limit certain activities of the Company, including, but not limited to, changes in control, indebtedness, creation of liens, acquisitions and dispositions, investments and dividends.

5. COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases the majority of its sales and warehouse distribution facilities, automobiles and trucks under lease agreements expiring at various dates through 2007, excluding renewal options. The leases generally require the Company to pay taxes, maintenance and insurance. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) were as follows as of December 31, 1997 (in thousands):

     1998.......................................   $10,835
     1999.......................................     9,300
     2000.......................................     7,290
     2001.......................................     6,340
     2002.......................................     4,324
     Thereafter.................................     6,269
                                                   -------
          Total minimum lease payments..........    44,358
          Less minimum sublease rental income...    (1,494)
                                                   -------
                                                   $42,864
                                                   -------
                                                   -------

     Rental expense for operating leases was $11.3 million, $11.7 million and $13.3 million for the years ended December 31, 1995, 1996 and 1997, respectively.

     CLAIMS AND ASSESSMENTS

     The Company and its subsidiaries are defendants to claims seeking damages for injuries allegedly arising from the use of tobacco products. The Company has been indemnified with respect to certain claims in each of the lawsuits regarding tobacco products. The Company and its subsidiaries are also defendants to claims arising in the ordinary course of business. Management has provided reserves it believes are adequate and is of the view that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

6. EMPLOYEE BENEFIT PLANS

     PENSION PLAN

     The Company sponsors a defined benefit pension plan for qualified employees. As of September 30, 1986, the plan was frozen and plan participants ceased accruing benefits as of that date. The most recent actuarial valuation of the plan was performed as of January 1, 1997.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements


6. EMPLOYEE BENEFIT PLANS  (CONTINUED)

     The following table sets forth the funded status of the plan and amounts recognized in the Company's consolidated balance sheets as of December 31 (in thousands):


                                                              1996      1997
                                                           --------- ---------
     Interest cost . . . . . . . . . . . . . . . . . .     $  1,062  $  1,072
     Return on assets. . . . . . . . . . . . . . . . .       (1,110)   (1,820)
     Net other components. . . . . . . . . . . . . . .          344     1,051
                                                           --------  --------
        Net periodic pension cost. . . . . . . . . . .          296       303
                                                           --------  --------
                                                           --------  --------

     Accumulated benefit obligation. . . . . . . . . .       14,642    14,791
     Plan assets at estimated fair value . . . . . . .       13,767    14,558
                                                           --------  --------
                                                                875       233
     Prepaid pension cost. . . . . . . . . . . . . . .        2,117     1,814
                                                           --------  --------
        Additional minimum pension liability
          (a reduction of shareholders' equity). . . .     $  2,992  $  2,047
                                                           --------  --------
                                                           --------  --------

     Weighted average discount rate. . . . . . . . . .        7.50%     7.50%
     Expected long-term rate of return on assets . . .        7.50%     7.50%


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

     The components of the expense under Statement of Financial Accounting Standards No. 106 ("SFAS 106") "Employers' Accounting for Postretirement Benefits Other Than Pensions" are summarized in the following table for the years ended December 31 (in thousands):



                                                                                1996          1997
                                                                             ---------     ---------
     Service cost benefits attributed to service during the period . . . .    $    34       $     37
     Interest cost on accumulated postretirement benefit obligation. . . .        136            145
     Other components. . . . . . . . . . . . . . . . . . . . . . . . . . .         52             48
                                                                              -------       --------
          Net postretirement health care cost. . . . . . . . . . . . . . .    $   222       $    230
                                                                              -------       --------
                                                                              -------       --------


     The accumulated postretirement benefit obligation is summarized in the following table at December 31 (in thousands):

                                                                                1996          1997
                                                                             ---------     ---------
     Retirees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,103       $  1,137
     Other fully eligible participants . . . . . . . . . . . . . . . . . .        328            349
     Other active participants . . . . . . . . . . . . . . . . . . . . . .        506            577
                                                                              -------        -------
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,937          2,063
     Prior service cost. . . . . . . . . . . . . . . . . . . . . . . . . .        202            185
     Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . .     (1,070)        (1,048)
                                                                              -------        -------
          Accrued postretirement benefit liability . . . . . . . . . . . .    $ 1,069        $ 1,200
                                                                              -------        -------
                                                                              -------        -------

Core-Mark International, Inc.
Notes to Consolidated Financial Statements


6. EMPLOYEE BENEFIT PLANS (CONTINUED)


     For measurement purposes, a 11% annual rate of increase in the per capita cost of covered health care claims was assumed for 1997; the rate was assumed to decrease gradually to 6% for 2002, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $371,000 and the aggregate of the service and interest cost components of net postretirement health care cost for the year ended December 31, 1997 by $35,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%.

     SAVINGS PLAN

     The Company maintains defined contribution plans in the U.S., subject to
Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. Eligible employees may elect to contribute on a tax deferred basis from 1% to 10% of their compensation. A contribution of up to 6% is considered to be a "basic contribution" and the Company makes a matching contribution of $0.50 for each dollar of a participant's basic contribution. The Company's contributions to the plans were $953,000, $1,017,000 and $1,158,000 for 1995, 1996 and 1997,
respectively.

     STOCK-BASED COMPENSATION PLAN

     During 1997, the Company adopted a Stock Option Plan ("Option Plan") for its key employees, which provides for equity-based incentive awards. Upon adoption of the Option Plan, the Company had 300,000 options available for granting. Granted options vest over five years and become exercisable after eight years, with certain exercise acceleration provisions, including a change of control of the Company or an initial public stock offering. The Company issues options to employees with a grant price equal to the fair value. Accordingly, no compensation expense has been recognized on the Company's Option Plan.

     During 1997, the Company granted 213,000 options with an exercise price of $10.00, of which 2,000 were forfeited during the year. The Company had 211,000 options outstanding at December 31, 1997 with an exercise price of $10.00 and a weighted-average remaining contractual life of seven years. As of December 31, 1997, the options granted under the Option Plan have not become exercisable.

     Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of this statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.76%; volatility of 0.00%; dividend yield of 0.00%; and an expected life of the option of 5 years. The weighted-average estimated fair value per option granted in 1997 was $2.47. For the purpose of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Based on these assumptions, pro forma net income for 1997 would be $6,186,000.

















7.   INCOME TAXES

     The Company's income tax expense, before extraordinary items, consists of the following for the years ended December 31 (in thousands):


                                             1995      1996      1997
                                            ------    ------    ------
     Current:
       Federal . . . . . . . . . . . . .    $4,625    $4,648    $1,646
       State . . . . . . . . . . . . . .     1,218     1,220       648
       Foreign . . . . . . . . . . . . .       489       172       628
                                            ------    ------    ------
                                             6,332     6,040     2,922
     Deferred:
       Federal . . . . . . . . . . . . .      (990)      733     1,565
       State . . . . . . . . . . . . . .        53       (45)      181
       Foreign . . . . . . . . . . . . .       168       213       166
                                            ------    ------    ------
                                              (769)      901     1,912
                                            ------    ------    ------
     Income tax expense. . . . . . . . .    $5,563    $6,941    $4,834
                                            ------    ------    ------
                                            ------    ------    ------

Core-Mark International, Inc.
Notes to Consolidated Financial Statements


7.    INCOME TAXES (CONTINUED)

     A reconciliation between the Company's income tax expense and income taxes computed by applying the statutory federal income tax rate to income before income taxes and extraordinary items is as follows for the years ended December 31 (in thousands):



                                                                      1995      1996      1997
                                                                     ------    ------    ------
     Expected federal income tax expense at the statutory rate .     $4,300    $5,595    $3,894
     Increase (decrease) in taxes resulting from:
          Goodwill amortization. . . . . . . . . . . . . . . . .        692       692       692
          State income tax expense, net of federal taxes . . . .        684       952       673
          Other, net . . . . . . . . . . . . . . . . . . . . . .       (113)     (298)     (425)
                                                                     ------    ------    ------
     Income tax expense. . . . . . . . . . . . . . . . . . . . .     $5,563    $6,941    $4,834
                                                                     ------    ------    ------
                                                                     ------    ------    ------

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows at December 31 (in thousands):



                                                                                1996      1997
                                                                               -------   -------
     Deferred tax assets:
          Net operating loss carryforwards . . . . . . . . . . .               $ 9,864   $ 8,908
          Employee benefits, including postretirement benefits .                 4,543     3,419
          Other. . . . . . . . . . . . . . . . . . . . . . . . .                 5,326     4,615
                                                                               -------   -------
               Total deferred tax assets . . . . . . . . . . . .                19,733    16,942
          Less valuation allowance . . . . . . . . . . . . . . .                (9,310)   (7,742)
                                                                               -------   -------
               Net deferred tax assets . . . . . . . . . . . . .                10,423     9,200
                                                                               -------   -------

     Deferred tax liabilities:
          Inventories. . . . . . . . . . . . . . . . . . . . . .                 8,927     8,722
          Other. . . . . . . . . . . . . . . . . . . . . . . . .                 9,807    10,671
                                                                               -------   -------
               Total deferred tax liabilities. . . . . . . . . .                18,734    19,393
                                                                               -------   -------
               Net deferred tax liability. . . . . . . . . . . .               $ 8,311   $10,193
                                                                               -------   -------
                                                                               -------   -------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At each balance sheet date, a valuation allowance has been established against the deferred tax assets based on management's assessment. During 1995, 1996 and 1997, the Company recorded a reduction of $1.0 million, $1.5 million and $1.6 million, respectively in the valuation allowance due to changes in factors affecting the realizability of the Company's deferred tax assets including generation of taxable income and changes in limitations on utilization of net operating loss carryforwards.

     At December 31, 1997, the Company has available for U.S. federal income tax return purposes net operating losses totaling approximately $26.0 million, subject to certain limitations, which will expire between the years 2005 and 2007. The Company also has available for U.S. income tax return purposes investment tax credits and alternative minimum tax credits totaling $0.5 million and $1.1 million, respectively. The investment tax credits expire by the year 2000 while the alternative minimum tax credits have an indefinite utilization period.

8. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for the Company's cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair market value because of the short maturity of these financial instruments.

     The carrying amount of the Revolving Credit Facility, a variable rate instrument, approximates fair market value. The rate of interest, which is tied to either the bank's Prime Rate or Eurodollar Rate, fluctuates with market conditions. The fair value of the Notes, calculated based on quoted market prices, was $ 76,875,000 and $79,313,000 at December 31, 1996 and 1997, respectively.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements


9. SEGMENT INFORMATION

     The Company's revenues are generated from the distribution of cigarettes, tobacco products, candy, food, health and beauty aids, and general merchandise. The Company operates in the United States and Canada. Foreign and domestic net sales, operating income, and identifiable assets are as follows at and for years ended December 31, (in thousands):


                                           1995           1996         1997
                                        ----------     ----------   ----------
Net Sales:
     United States . . . . . . . .      $1,538,816     $1,639,500   $1,871,149
     Canada. . . . . . . . . . . .         508,371        535,867      524,718
                                        ----------     ----------   ----------
     Total . . . . . . . . . . . .      $2,047,187     $2,175,367   $2,395,867
                                        ----------     ----------   ----------
                                        ----------     ----------   ----------

Operating Income:. . . . . . . . .
     United States . . . . . . . .      $   19,411     $   25,822   $   28,706
     Canada. . . . . . . . . . . .             927          1,398        2,097
                                        ----------     ----------   ----------
     Total . . . . . . . . . . . .      $   20,338     $   27,220   $   30,803
                                        ----------     ----------   ----------
                                        ----------     ----------   ----------
Identifiable Assets: . . . . . . .
     United States . . . . . . . .      $  257,755     $  250,557   $  277,624
     Canada. . . . . . . . . . . .          49,284         51,752       43,806
     Corporate . . . . . . . . . .          17,497         26,727       15,150
                                        ----------     ----------   ----------
     Total . . . . . . . . . . . .      $  324,536     $  329,036   $  336,580
                                        ----------     ----------   ----------
                                        ----------     ----------   ----------

10. ACQUISITION OF THE SOSNICK COMPANIES

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

     The purchase price for the assets and the business totaled $21.4 million and has been allocated as follows (in thousands):


     Accounts receivable, net . . . . . . . . . .  $ 8,613
     Inventory, net . . . . . . . . . . . . . . .    8,224
     Property and equipment . . . . . . . . . . .    1,265
     Goodwill . . . . . . . . . . . . . . . . . .    4,139
     Other assets. . . .. . . . . . . . . . . . .      225
     Liabilities assumed. . . . . . . . . . . . .     (247)
     Other liabilities incurred in connection
        with the acquisition. . . . . . . . . . .     (858)
                                                   -------
     Total purchase price . . . . . . . . . . . .  $21,361
                                                   -------
                                                   -------

     The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $4.1 million and has been recorded as goodwill, which will be amortized on a straight-line basis over a period of forty years.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements


10. ACQUISITION OF THE SOSNICK COMPANIES (CONTINUED)

     The acquisition was primarily financed by borrowings under the Company's existing revolving credit facility. The total amount of incremental borrowings required to acquire Sosnick at closing was $18.4 million. The remaining purchase price was due and payable in installments subsequent to closing in varying amounts specified in the purchase agreement.

     The Company's net sales for the year ended December 31, 1996 would have been $2,409 million if the acquisition had occurred as of January 1, 1996. The Company's net sales for the year ended December 31, 1997 would have been $2,410 million if the acquisition had occurred as of January 1, 1997. The impact of the acquisition on net income before the effect of the extraordinary item would not have been material for the years ended December 31, 1996 and 1997.

11. NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and is expected to first be reflected in the Company's first quarter of 1998 interim financial statements.

     In 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997, and will first be reflected in the Company's financial statements for the year ended December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          (a)  Previous independent accountants

          (1)  (i)   On January 27, 1998, the Registrant determined not to
                     engage KPMG Peat Marwick LLP as the independent public accountants for its 1998 fiscal year and has appointed
                     Deloitte & Touche LLP as its independent public accountants for its 1998 fiscal year.

               (ii) The reports of KPMG Peat Marwick LLP on the Registrant's consolidated financial statements for the fiscal years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

               (iii) The Audit Committee of the Registrant's Board of Directors
                     recommended the decision to change independent accountants, whose decision was approved by the Board of Directors.

               (iv) In connection with the audits of the Registrant's consolidated financial statements for the fiscal years ended December 31, 1997 and 1996, and through the date of this report, there were no disagreements with KPMG Peat Marwick LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG Peat Marwick LLP, would have caused KPMG Peat Marwick LLP to make reference to the matter in connection with its report.

               (v) During the Registrant's two most recent fiscal years and through the date of this report, there were no "reportable events" as defined in Item 304 (a)(1)(v) of Regulation S-K.

          (2) The Registrant has received from KPMG Peat Marwick LLP a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. The copy of the letter from KPMG Peat Marwick LLP to the Securities and Exchange Commission dated March 20, 1998 is attached hereto as
               Exhibit 16.1.

     (b)  New Independent Auditors

          (i) On January 27, 1998, the Registrant determined to engage Deloitte & Touche LLP as its new independent accountants effective for the 1998 fiscal year. During the Registrant's two most recent fiscal years and through January 27, 1998, neither the Registrant nor anyone else on its behalf consulted Deloitte & Touche LLP regarding any of the matters or events set forth in
                Item 304 (a)(2)(i) and (ii) of Regulation S-K.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The executive officers and directors of the Company are as follows (as of December 31, 1997):


                NAME                 AGE                    POSITION
                ----                 ---                    --------
Gary L. Walsh....................     56   Chairman, Chief Executive Officer and Director
Robert A. Allen..................     48   President, Chief Operating Officer and Director
Leo Granucci.....................     59   Senior Vice President, Sales and Marketing
Leo F. Korman....................     50   Senior Vice President, Chief Financial Officer and
                                             Secretary
Basil P. Prokop..................     54   President, Canada Division
J. Michael Walsh.................     49   Senior Vice President, Distribution
Thomas A. Berglund...............     37   Director
Terry J. Blumer..................     40   Director
John F. Klein....................     34   Director
John A. Sprague..................     44   Director


     GARY L. WALSH has been Chairman and Chief Executive Officer of the Company from 1990 to 1997. Effective January 1, 1998, Mr. Walsh retired from his position as Chief Executive Officer. Mr. Walsh served as President from 1990 until 1996. He has been a director of the Company since 1990.

     ROBERT A. ALLEN has been President and Chief Operating Officer of the Company from January 1996 to December 1997. Upon the retirement of Mr. Walsh, effective January 1, 1998, Mr. Allen became Chief Executive Officer. Prior to 1996, he served as Senior Vice President, Distribution from 1992 through 1995, and as Vice President, Distribution from 1989 to 1992. He has been a director of the Company since 1994.

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

EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the Company's chief executive officer and its four other most highly compensated executive officers for the years ended December 31, 1997, 1996 and 1995.

                            SUMMARY COMPENSATION TABLE


                                                                                         ANNUAL COMPENSATION
                                                                                         -------------------
                                                                                                       OTHER ANNUAL     ALL OTHER
                                                                    FISCAL      SALARY       BONUS     COMPENSATION    COMPENSATION
 NAME AND PRINCIPAL POSITION                                         YEAR        ($)          ($)           ($)        ($)(1)(2)(3)
 ---------------------------                                         ----        ---          ---           ---        ------------
 Gary L. Walsh..............................................         1997     $324,480     $286,510                       $ 3,311
      Chairman and Chief Executive Officer                           1996     $324,000     $309,000                       $ 3,606
                                                                     1995     $311,539     $312,000                       $35,621


 Robert A. Allen............................................         1997     $250,000     $ 87,000                       $ 7,203
      President and Chief Operating Officer                          1996     $247,457     $102,000                       $ 7,658
                                                                     1995     $183,601     $132,500                       $38,490

 Leo Granucci...............................................         1997     $200,762     $ 74,000                       $ 6,801
      Senior Vice President, Sales and Marketing                     1996     $200,465     $ 50,000                       $ 7,190
                                                                     1995     $192,923     $105,000     $48,677(4)        $ 4,649

 Leo F. Korman..............................................         1997     $198,875     $ 74,000                       $ 6,786
      Senior Vice President and Chief Financial Officer              1996     $198,581     $ 95,000                       $ 7,082
                                                                     1995     $190,944     $110,000                       $23,207


 J. Michael Walsh...........................................         1997     $191,226    $ 60,000                        $ 6,663
      Senior Vice President, Distribution                            1996     $190,693    $ 52,500                        $ 6,484
                                                                     1995     $177,120    $126,500                        $22,378


___________

(1) These figures for 1997 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts: Mr. Allen, $4,500; Mr. Granucci, $4,500; Mr. Korman, $4,500; and Mr. J.M. Walsh, $4,440; (ii) life and other insurance premiums in the following amounts: Mr. G.L. Walsh, $3,311; Mr. Allen, $2,703;
     Mr. Granucci, $2,301; Mr. Korman, $2,286; and Mr. J.M. Walsh, $2,223.

(2) These figures for 1996 consist of the sum of: (i) Company matching contributions to the Savings Plan in the following amounts: Mr. Allen, $4,750; Mr. Granucci, $4,711; Mr. Korman, $4,620; and Mr. J.M. Walsh, $4,094; (ii) life and other insurance premiums in the following amounts:
     Mr. G.L. Walsh, $3,606; Mr. Allen, $2,908; Mr. Granucci, $2,479; Mr.
     Korman, $2,462; and Mr. J.M. Walsh, $2,390.

(3) These figures for 1995 consist of the sum of: (i) Company matching contributions to the Savings Plan in the following amounts: Mr. Allen, $4,620; Mr. Granucci, $1,415; Mr. Korman, $4,620; and Mr. J.M. Walsh, $3,976; (ii) life and other insurance premiums in the following amounts:
     Mr. G.L. Walsh, $4,862; Mr. Allen, $3,111; Mr. Granucci, $3,234;
     Mr. Korman, $3,207; and Mr. J.M. Walsh, $3,022; and (iii) income received in connection with the cancellation of certain stock options in the following amounts: Mr. G.L. Walsh, $30,759; Mr. Allen, $30,759; Mr. Korman, $15,380; and Mr. J.M. Walsh, $15,380.

(4)  Consists of relocation expenses.

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

     The amount of Company matching contributions that the following officers have accrued in the Savings Plan as of December 31, 1997 is as follows:
Robert A. Allen $23,956; Leo Granucci $10,626; Leo F. Korman $23,213; and J. Michael Walsh $23,839. Gary L. Walsh is not a participant in the Savings Plan.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 31, 1997, certain information regarding the beneficial ownership of the common stock of the Company (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock of the Company, (ii) by each of the Company's directors and executive officers, and (iii) by all directors and executive officers as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole investment and voting power with respect to all the shares of common stock of the Company shown as being beneficially owned by them.


                                              NUMBER OF
                                              SHARES OF      PERCENTAGE OF
                                             COMMON STOCK    TOTAL SHARES
                                                 OF               OF
                                             THE COMPANY     COMMON STOCK
           NAME AND ADDRESS OF              BENEFICIALLY          OF
           BENEFICIAL OWNERS(a)                OWNED         THE COMPANY
           --------------------             ------------     -----------
Jupiter. . . . . . . . . . . . . . . . .      4,125,000           75.0%
Robert A. Allen. . . . . . . . . . . . .        281,875            5.1
Leo Granucci . . . . . . . . . . . . . .        158,125            2.9
Leo F. Korman. . . . . . . . . . . . . .        213,125            3.9
Basil P. Prokop. . . . . . . . . . . . .        164,999            3.0
Gary L. Walsh. . . . . . . . . . . . . .        343,751            6.2
J. Michael Walsh . . . . . . . . . . . .        213,125            3.9
Thomas A. Berglund . . . . . . . . . . .             --             --
Terry J. Blumer. . . . . . . . . . . . .      4,125,000(b)        75.0
John F. Klein. . . . . . . . . . . . . .             --             --
John A. Sprague. . . . . . . . . . . . .      4,125,000(b)        75.0
All directors and executive officers
   as a group (10 persons) (b) . . . . .      5,500,000          100.0%

___________

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


     None.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

     1.  Financial Statements

     The consolidated financial statements listed in Item 8. Financial Statements, which appear on page 18, are included herein.

     2.   Financial Statement Schedule

     The following financial statement schedule of Core-Mark International, Inc. for the fiscal years ended December 31, 1995, 1996, and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Core-Mark International, Inc. and subsidiaries.

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


      3.1      Articles of Incorporation of the Company which are incorporated herein by reference from Exhibit 3.1 to Core-Mark International, Inc.'s
               Registration Statement on Form S-4 (Registration No. 333-14217).


      3.2      By-laws of the Company which are incorporated herein by reference from
               Exhibit 3.2 to Core-Mark International, Inc.'s Registration Statement on
               Form S-4 (Registration No. 333-14217).


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


     10.7      Letter, dated August 7, 1996, from Jupiter Partners LP to Gary L. Walsh which is incorporated herein by reference from Exhibit 10.7 to Core-Mark
               International, Inc.'s Registration Statement on Form S-4 (Registration
               No. 333-14217).


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


     10.10     First Amendment dated as of January 31, 1997 to the Credit
               Agreement dated as of August 7, 1996, incorporated herein by reference from Exhibit 10.10 to Core-Mark International, Inc.'s
               Quarterly Report on Form 10-Q filed May 14, 1997 (Registration No.
               333-14217).


    *10.11 Amendment dated December 31, 1997 to Manufacturing Rights Agreement by and among Famous Value Brands, the Company, Core-Mark
               Interrelated Companies, Inc. and C/M Products, Inc.


    *10.12     Amendment dated December 31, 1997 to Manufacturing Agreement for
               "Best Buy" Cigarettes by and between Famous Value Brands and C/M
               Products, Inc.


     10.13 Amendment dated December 31, 1997 to Trademark License Agreement by and between Famous Value Brands and Core-Mark Interrelated
               Companies, Inc.


     16        Letter to Securities and Exchange Commission from KPMG Peat Marwick LLP dated January 27, 1998 from Exhibit 16 to Core-Mark International Inc.'s
               Current Report on Form 8-K filed January 27, 1998 (Registration No. 333-14217).


     16.1      Letter to Securities and Exchange Commission from KPMG Peat Marwick LLP dated March 20, 1998.


     21 List of Subsidiaries of the Company which is incorporated herein by reference from Exhibit 21 to Core-Mark International, Inc.'s
               Registration Statement on Form S-4 (Registration No. 333-14217).

     27        Financial Data Schedule

     * Portions of these exhibits have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Commission pursuant to Rule 406 of the Securities
               Act of 1933, as amended.

(b)  Reports on Form 8-K

     None.

                                     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on March 20, 1998.

                                      CORE-MARK INTERNATIONAL, INC.



                                      By        /s/ Leo F. Korman
                                        ________________________________________
                                        Leo F. Korman, Senior Vice President and
                                              Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                        TITLE                      DATE
            ---------                        -----                      ----

        /s/ Gary L. Walsh
  _____________________________
          Gary L. Walsh               Chairman and Director          March 20, 1998

       /s/ Robert A. Allen
  _____________________________       President, Chief Executive
         Robert A. Allen                 Officer and Director        March 20, 1998


        /s/ Leo F. Korman           Senior Vice President, Chief
  _____________________________    Financial Officer and Principal
          Leo F. Korman                  Accounting Officer          March 20, 1998


     /s/ Thomas A. Berglund
  _____________________________
       Thomas A. Berglund                   Director                 March 20, 1998

       /s/ Terry J. Blumer
  _____________________________
         Terry J. Blumer                    Director                 March 20, 1998

        /s/ John F. Klein
  _____________________________
          John F. Klein                     Director                 March 20, 1998

       /s/ John A. Sprague
 ______________________________
         John A. Sprague                    Director                 March 20, 1998



                            INDEPENDENT AUDITORS' REPORT


To The Board of Directors
Core-Mark International, Inc.

     Under date of February 20, 1998, we reported on the consolidated balance sheets of Core-Mark International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   /S/  KPMG Peat Marwick LLP



SAN FRANCISCO, CALIFORNIA
FEBRUARY 20, 1998

                                                                     SCHEDULE II

               CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                (IN THOUSANDS)



             Column A                    Column B              Column C               Column D       Column E
                                                              Additions
--------------------------------------  ----------     ---------------------------   ----------     ----------
                                         Balance at    Charged to     Charged to                    Balance at
                                         Beginning     Costs and        Other                         End of
           Description                    of Year       Expenses       Accounts      Deductions        Year
--------------------------------------  ----------     ----------     ----------     ----------     ----------
 ALLOWANCE FOR DOUBTFUL ACCOUNTS
 Year Ended December 31,
      1995...........................       2,692          1,720              --        (812)(a)         3,600
      1996...........................       3,600            895              --        (614)(a)         3,881
      1997...........................       3,881          1,237              --      (2,168)(a)         2,950

     (a)  Deductions consist of accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged off.

-----------------------------------------------------------------------------------------------------------------------------

 DEFERRED TAX ASSET VALUATION
   ALLOWANCE
 Year Ended December 31,
      1995...........................      11,842             --              --      (1,018)(b)        10,824
      1996...........................      10,824             --              --      (1,514)(b)         9,310
      1997...........................       9,310             --              --      (1,568)(b)         7,742

     (b)  Deductions are due to changes in factors affecting the realizability of the Company's deferred tax assets.
