Form 10-Q
period 1998-03-31
CORE MARK INTERNATIONAL INC
filed 1998-05-14
CIK 1024726

                                      FORM 10-Q

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                           Commission file number 333-14217

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

At April 30, 1998, Registrant had outstanding 5,500,000 shares of Common Stock.

                -----------------------------------------------

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

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets as of
       December 31, 1997 and March 31, 1998                                 3
     Condensed Consolidated Statements of Income for the
       three months ended March 31, 1997 and 1998                           4
     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 1997 and 1998                           5
     Notes to Condensed Consolidated Financial Statements                   6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                         8

PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                                           13
     Item 2:   Changes in Securities                                       14
     Item 3:   Defaults upon Senior Securities                             14
     Item 4:   Submission of Matters to a Vote of Security Holders         14
     Item 5:   Other Information                                           14
     Item 6:   Exhibits and Reports on Form 8-K                            14

Signature                                                                  15


                    CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS OF DOLLARS)


                                                                              DECEMBER 31,       MARCH 31,
                                                                                 1997              1998
                                                                             -------------    -------------
ASSETS                                                                                          (UNAUDITED)
Current assets:
  Cash......................................................................    $  15,281         $  13,764
  Receivables:
    Trade accounts, less allowance for doubtful accounts of $2,950 and
      $2,751, respectively..................................................       96,610            91,007
    Other...................................................................       12,806             8,801
  Inventories, net of LIFO allowance of $15,718 and $16,518, respectively         103,246            80,316
  Prepaid expenses and other................................................        5,847             6,323
                                                                             -------------    -------------
    Total current assets....................................................      233,790           200,211

Property and equipment......................................................       56,633            58,021
  Less accumulated depreciation.............................................      (28,633)          (29,960)
                                                                             -------------    -------------
  Net property and equipment................................................       28,000            28,061
Other assets................................................................        8,277             8,126
Goodwill, net of accumulated amortization of $17,293 and $17,813,
     respectively...........................................................       66,513            65,993
                                                                             -------------    -------------
                                                                                $ 336,580         $ 302,391
                                                                             -------------    -------------
                                                                             -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................................    $  50,737         $  46,182
  Cigarette and tobacco taxes payable.......................................       43,506            46,308
  Income taxes payable......................................................        1,085             2,786
  Deferred income taxes.....................................................        7,599             7,606
  Other accrued liabilities.................................................       28,647            26,176
                                                                             -------------    -------------
    Total current liabilities...............................................      131,574           129,058
Long-term debt..............................................................      197,012           164,818
Other accrued liabilities and deferred income taxes.........................        9,030             9,088
                                                                             -------------    -------------
  Total liabilities.........................................................      337,616           302,964

Commitments and contingencies:
Shareholders' deficit:
  Common stock; $.01 par value; 10,000,000 shares authorized;
    5,500,000 shares issued and outstanding.................................           55                55
  Additional paid-in capital................................................       26,121            26,121
  Accumulated deficit.......................................................      (22,286)          (22,297)
  Accumulated other comprehensive income:
    Foreign currency translation adjustments................................       (2,879)           (2,405)
    Minimum pension liability adjustment....................................       (2,047)           (2,047)
                                                                             -------------    -------------
    Total shareholders' deficit.............................................       (1,036)             (573)
                                                                             -------------    -------------
                                                                                $ 336,580         $ 302,391
                                                                             -------------    -------------
                                                                             -------------    -------------


            See Notes to Condensed Consolidated Financial Statements.

                    CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (IN THOUSANDS OF DOLLARS)
                                     (UNAUDITED)


                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                    ---------------------------
                                                       1997              1998
                                                    ------------      ---------
Net sales.........................................     $527,866       $563,220
Cost of goods sold................................      487,756        522,533
                                                    ------------      ---------
     Gross profit.................................       40,110         40,687
Operating and administrative expenses.............       35,223         36,037
                                                    -----------       ---------
     Operating income.............................        4,887          4,650

Interest expense, net.............................        4,391          4,296
Debt refinancing costs............................          392            374
                                                    ------------      ---------
     Income (loss)  before income taxes...........          104            (20)

Income tax expense (benefit)......................           42             (9)
                                                    ------------      ---------
     Net income (loss)............................     $     62       $    (11)
                                                    ------------      ---------
                                                    ------------      ---------


            See Notes to Condensed Consolidated Financial Statements.

                    CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

                                                                                               THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                        1997                  1998
                                                                                    -------------         -----------
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)                                                                      $       62         $       (11)

  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  LIFO expense...................................................................             396                 800
  Amortization of goodwill.......................................................             506                 520
  Depreciation and amortization..................................................           1,358               1,573
  Amortization of debt refinancing fees .........................................             392                 374
  Deferred income taxes..........................................................               4                  13
  Other adjustments for non-cash and non-operating activities....................             236                (125)

  Changes in operating assets and liabilities, net of acquisitions...............          13,132              28,532
                                                                                    -------------         -----------
Net cash provided by operating activities........................................          16,086              31,676
                                                                                    -------------         -----------
INVESTING ACTIVITIES:

  Net assets of acquired businesses..............................................         (19,680)                 --
  Additions to property and equipment............................................          (1,736)             (1,402)
                                                                                    -------------         -----------
Net cash used in investing activities............................................         (21,416)             (1,402)
                                                                                    -------------         -----------
FINANCING ACTIVITIES:

  Net payments under revolving credit agreement..................................          (6,990)            (32,194)
                                                                                    -------------         -----------
Net cash used in financing activities............................................          (6,990)            (32,194)
                                                                                    -------------         -----------

Effects of changes in foreign exchange rates.....................................             (69)                403
                                                                                    -------------         -----------
Decrease in cash.................................................................         (12,389)             (1,517)
Cash, beginning of period........................................................          25,769              15,281
                                                                                    -------------         -----------
CASH, END OF PERIOD..............................................................     $    13,380         $    13,764
                                                                                    -------------         -----------
                                                                                    -------------         -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments (refunds) during the period for:
  Interest.......................................................................          $6,694              $6,243
  Income taxes...................................................................               2              (1,712)


           See Notes to Condensed Consolidated Financial Statements.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1998
                                     (UNAUDITED)


1.  BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of income for the three-month periods ended March 31, 1997 and 1998, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1997 and 1998, have been prepared by Core-Mark International, Inc. (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1998 (subject to year-end adjustments) with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 1997, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K") include a description of the Company's significant accounting policies and additional information pertinent to an understanding of both the December 31, 1997 balance sheet and the interim financial statements included herein.

2.  INVENTORIES

     The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $396,000 and $800,000 for the three months ended March 31, 1997 and 1998, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  EXCISE TAXES

     State and provincial excise taxes paid by the Company on cigarettes were $113.9 million and $112.2 million for the three months ended March 31, 1997 and 1998, respectively. These amounts are included in net sales and cost of goods sold for the periods indicated.

4.  ACQUISITION OF THE SOSNICK COMPANIES

     On February 3, 1997, the Company consummated a transaction, pursuant to a Purchase Agreement dated January 31, 1997, to acquire certain assets and the business of two related companies, Melvin Sosnick Company and Capital Cigar Company (collectively "Sosnick" or the "Sosnick Companies"), a wholesale distributor to the convenience retail market in northern California and northern Nevada. Sosnick operated in the same geographic marketplace as the Company and provided similar products and services.

     The Company's net sales for the three months ended March 31, 1997 would have been $542.5 million if the acquisition had occurred as of January 1, 1997. The impact of the acquisition on net income would not have been material for the three-month period ended March 31, 1997.

5.  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive income (loss) represents foreign currency translation adjustments made during the respective quarters. Comprehensive income will be presented in the Company's annual financial statements for prior periods and will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                             Three Months Ended
                                                  March 31,
                                        --------------------------------
                                             1997                1998
                                        ------------        ------------
  Net income (loss)                       $     62            $     (11)
  Other comprehensive income (loss)            (48)                 474
                                        ------------        ------------
     Total comprehensive  income          $     14            $     463
                                        ------------        ------------
                                        ------------        ------------

6.  SUBSEQUENT EVENT

     On April 1, 1998, the Company entered into a transaction to securitize its U.S. trade accounts receivable portfolio. In connection with this transaction, the Company formed a wholly-owned special purpose, bankruptcy-remote subsidiary (the "Special Purpose Company", or "SPC"), to which the U.S. trade accounts receivable originated by the Company are sold or contributed, without recourse, pursuant to a receivables sale agreement. The receivables have been assigned, with a call option by the SPC, to a trust formed pursuant to a pooling agreement; the SPC will issue two classes of term certificates with an aggregate principal value of $55 million, and variable certificates of up to $30 million representing fractional undivided interests in the receivables and the proceeds thereof.

     On a daily basis, collections related to sold receivables are administered by the Company acting as servicer, pursuant to a servicing agreement. Pursuant to supplements to the pooling agreement, certificate holders' accrued interest expense and other securitization expenses are reserved out of daily collections, before such remaining collections are returned to the Company by the SPC to pay for the SPC's purchase of newly originated receivables from the Company. The revolving period of the securitization expires in January 2003, or earlier if an early amortization event, as defined in the pooling agreement, occurs.

     The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class B) above the Eurodollar Rate which was 5.6875% as of April 1, 1998. The interest rate on the variable certificates is 0.50% above the commercial paper rate (as defined in the securitization agreement), which was 5.55% as of April 1, 1998.

     In connection with the securitization of accounts receivable, the Company modified its Revolving Credit Facility. The modification reduced the available credit facility from $175 million to $120 million, reduced its interest rates from 1.5% to 1.0% above the Prime Rate, and from 2.5% to 2.0% above the Eurodollar Rate, as defined in the amendment, and extended the maturity through April, 2003. As a result of this modification, the Company will write off approximately $0.8 million of unamortized refinancing costs related to the Revolving Credit Facility in the second quarter of 1998.

    The net result of the (i) securitization of the Company's U.S. trade accounts receivable portfolio and (ii) the modification of the Revolving Credit Facility was to lower the Company's cost of borrowings, and to increase its variable-rate borrowing capacity from $175 million to $205 million.
                                       7

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     The following discussion should be read in conjunction with Management's Discussion and Analysis included in the Company's 1997 Form 10-K.

GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the quarter ended March 31, 1998, approximately 66%, 23% and 11% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.

TOBACCO INDUSTRY BUSINESS ENVIRONMENT

     Manufacturers and distributors of cigarettes and other tobacco products in the United States are currently facing a number of significant issues that affect the business environment in which they operate including proposed additional governmental regulation (see Part II, Item 1. "Legal Proceedings -Regulatory Matters"); actual and proposed excise tax increases (see "Impact of Tobacco Taxes"); increased litigation involving health and other effects of cigarette smoking and other uses of tobacco (see Part II, Item 1. "Legal Proceedings - Legal Matters"); and proposed legislative action to resolve certain regulatory and litigation issues affecting the U.S. tobacco industry described below.

     In June 1997, a so called "national settlement" of many of these issues was proposed (referred to herein as the "Proposed Settlement") following negotiations among major U.S. tobacco manufacturers, state attorneys general, representatives of the public health community and attorneys representing plaintiffs in certain smoking and health litigation. The Proposed Settlement can be implemented only by federal legislation. In April 1998, the Senate Commerce Committee overwhelmingly approved a Bill sponsored by Senator McCain (the "McCain Bill"), which would, if passed by a Congressional vote, replace the Proposed Settlement. The McCain Bill would substantially change the Proposed Settlement by, among other things, enacting substantial increases to federal excise taxes on tobacco products without affording the tobacco manufacturers and other industry participants protection from private litigation, which is a significant aspect of the Proposed Settlement. The tobacco manufacturers have publicly announced that they will oppose the McCain Bill and not provide certain industry consents required by the bill. At the present time, the Company cannot predict whether federal legislation reflecting the Proposed Settlement will be enacted or if other legislation, similar to the McCain Bill, would be enacted. The major U.S. cigarette manufacturers have disclosed in a report dated October 8, 1997 to a U.S. Senate task force that, if the Proposed Settlement were enacted in its current form, among other things, prices of cigarettes would increase significantly and cigarette consumption would decline, although it is not possible to forecast, with any degree of confidence, the magnitude of the decline in consumption.

     The Company believes that, if the Proposed Settlement or the McCain Bill were enacted in their current forms, the Company's business of distributing tobacco products would be negatively affected by decreases in the volume of sales of tobacco products and by the impact of increases in cigarette prices on its working capital (see "Liquidity and Capital Resources"). The Company does not believe it is able to quantify the impact that the proposed legislation or other future legislation or governmental regulation affecting cigarettes and other tobacco products will have on future sales of cigarettes and other tobacco products. However, based upon current industry estimates of wholesale price increases (including enacted federal excise tax increases (see "Impact of Tobacco Taxes")) ranging from $4.00 to $8.00 per carton of cigarettes over the next two to three years as a result of the Proposed Settlement, the Company believes that it would be able to adequately finance the corresponding increase in its working capital requirements relating to its existing business under its existing credit facilities. If such price increases were to occur, the Company's debt levels and interest expense would significantly increase. However, if the actual level of wholesale price increases (including enacted federal excise tax increases) exceeds $8 per carton; federal excise taxes were increased to levels beyond those which have already been enacted; payment terms for state and provincial excise taxes were adversely changed (see "Impact of Tobacco Taxes"); or the volume of cigarettes sold by the Company declines significantly as a result of higher prices or taxes, or both, the Company may be required to seek additional financing in order to meet such higher working capital requirements.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                --------------------
                                                1997            1998
                                             ------------   -----------
     Net sales                                    100.0%         100.0%
     Cost of goods sold                            92.4           92.8
                                             ------------   ------------
     Gross profit                                   7.6            7.2
     Operating & administrative expenses            6.7            6.4
                                             ------------   ------------
     Operating income                               0.9%           0.8%
                                             ------------   ------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     NET SALES. Net sales for the three months ended March 31, 1998 were $563.2 million, an increase of $35.4 million or 6.7% over the same period in 1997. The increase in net sales was due to an increase in net sales of cigarettes and food and non-food products in 1998 compared to 1997, and also partially due to the 1997 Sosnick acquisition, which impacted three-months in the 1998 period compared to only two months in the 1997 period.

     Net sales of cigarettes for the three months ended March 31, 1998 were $375.1 million, an increase of $19.4 million or 5.5% over the same period in 1997. The increase in net sales of cigarettes was principally due to inflation from increases in manufacturers' list prices. The Company's total cigarette unit sales for the three months ended March 31, 1998 were 21.0 million cartons, which approximates carton sales in the same period of 1997.

     Net sales of food and non-food products for the three months ended March 31, 1998 were $188.1 million, an increase of $16.0 million or 9.3% over the same period in 1997. The increase was due to the Company's continued focus on increasing food and non-food product sales. The increase occurred primarily in fast food sales, which increased $4.6 million or 25.4%, snack sales, which increased $2.7 million or 25.1%, and candy sales, which increased $2.6 million or 4.5%.

     GROSS PROFIT. Gross profit for the three months ended March 31, 1998 was $40.7 million, an increase of $0.6 million or 1.4% over the same period in 1997. The increase was primarily due to increased gross profits from continued sales growth in the food and non-food product categories. The gross profit margin for the three months ended March 31, 1998 decreased to 7.2% of net sales as compared to 7.6% of net sales for the same period in 1997 reflecting lower margins earned on net sales of food and non-food and cigarettes compared to 1997. For the three months ended March 31, 1998, the Company recognized LIFO expense of $0.8 million compared to $0.4 million for the same period in 1997.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended March 31, 1998 were $36.0 million, an increase of $0.8 million or 2.3% over the same period in 1997. However, such expenses for the three months ended March 31, 1998 decreased to 6.4% of net sales as compared to 6.7% for the same period in 1997. The higher expenses in the 1997 period reflect approximately $1.4 million (0.3% of 1997 net sales) of one-time duplicative facility costs as a result of the Sosnick acquisition.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended March 31, 1998 was $4.7 million, a decrease of $0.2 million or 4.8% compared to the same period in 1997. As a percentage of net sales, operating income for the three months ended March 31, 1998 was 0.8%, as compared to 0.9% for the same period in 1997.

     NET INTEREST EXPENSE. Net interest expense for the three months ended March 31, 1998 was $4.3 million, a slight decrease of $0.1 million or 2.2% compared to 1997. The net decrease resulted from a decrease in the Company's average debt obligations and a slight decline in the average borrowing rate as compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise primarily from the funding of its working capital needs, capital expenditure programs and debt service requirements with respect to the Revolving Credit Facility and the Notes. The Company has no mandatory payments of principal on the Notes scheduled prior to their final maturity on September 15, 2003, and has no mandatory payments of principal scheduled under the Revolving Credit Facility, which matures April 1, 2003. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities.

     Significant increases in the cost of cigarettes to the Company would occur if legislation were approved to enact the Proposed Settlement or the McCain Bill (See "Tobacco Industry Business Environment"). Based upon current industry estimates of wholesale price increases (including enacted federal excise tax increases (see "Impact of Tobacco Taxes")) ranging from $4.00 to $8.00 per carton of cigarettes over the next two to three years as a result of the Proposed Settlement, the Company believes that it will be able to adequately finance the corresponding increase in its working capital requirements relating to its existing business under its existing credit facilities. If such price increases were to occur, the Company's debt levels and interest expense would significantly increase. However, if the actual level of wholesale price increases (including enacted federal excise tax increases) exceeds $8 per carton; federal excise taxes were increased to levels beyond those which have already been enacted; payment terms for state and provincial excise taxes were adversely changed (see "Impact of Tobacco Taxes"); or the volume of cigarettes sold by the Company declines significantly as a result of higher prices or taxes, or both, the Company may be required to seek additional financing in order to meet such higher working capital requirements.

     The Company's debt obligations totaled $164.8 million at March 31, 1998, a decrease of $32.2 million from $197.0 million at December 31, 1997. The net decrease in outstanding debt is primarily due to decreased borrowings needed to finance working capital funding requirements. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its revolving credit facility. At year end, the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically lower at the end of any fiscal year compared to interim periods. However, at March 31, 1997, the Company's inventory levels were higher than at March 31, 1998 due to higher cigarette inventory resulting from manufacturers' price increases that occurred in March of 1997. As a result, net cash provided by operating activities was significantly lower for the three months ended March 31, 1997 compared to the three months ended March 31, 1998.

     The Company made capital expenditures of $1.4 million for the three months ended March 31, 1998. For the remainder of 1998, the Company estimates it will spend approximately $6 million for capital requirements, principally consisting of warehouse facilities and other equipment. These expenditures are expected to be funded out of net cash provided by operating activities and its revolving credit facility.

     On April 1, 1998, the Company entered into a transaction to securitize its U.S. trade accounts receivable portfolio. In connection with this transaction, the Company formed a wholly-owned special purpose, bankruptcy-remote subsidiary (the "Special Purpose Company", or "SPC"), to which the U.S. trade accounts receivable originated by the Company are sold or contributed, without recourse, pursuant to a receivables sale agreement. The receivables have been assigned, with a call option by the SPC, to a trust formed pursuant to a pooling agreement; the SPC will issue two classes of term certificates with an aggregate principal value of $55 million, and variable certificates of up to $30 million representing fractional undivided interests in the receivables and the proceeds thereof. The revolving period of the securitization expires in January 2003, or earlier if an early amortization event, as defined in the pooling agreement, occurs.

     The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class B) above the Eurodollar Rate which was 5.6875% as of April 1, 1998. The interest rate on the variable certificates is 0.50% above the commercial paper rate (as defined in the securitization agreement), which was 5.55% as of April 1, 1998.

     In connection with the securitization of accounts receivable, the Company modified its Revolving Credit Facility. The modification reduced the available credit facility from $175 million to $120 million, reduced its interest rates from 1.5% to 1.0% above the Prime Rate, and from 2.5% to 2.0% above the Eurodollar Rate, as defined in the amendment, and extended the maturity through April, 2003. As a result of this modification, the Company will write off approximately $0.8 million of unamortized refinancing costs related to the Revolving Credit Facility in the second quarter of 1998.

    The net result of the (i) securitization of the Company's U.S. trade accounts receivable portfolio and (ii) the modification of the Revolving Credit Facility was to lower the Company's cost of borrowings, and to increase its variable-rate borrowing capacity from $175 million to $205 million.

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

IMPACT OF TOBACCO TAXES

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. In general, such taxes have been increasing, and several states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

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

     The U.S. federal excise tax on cigarettes is currently $2.40 per carton of cigarettes. In August 1997, legislation was enacted that will raise the federal excise tax by $1.00 per carton of cigarettes starting in the year 2000 and by an additional $.50 per carton of cigarettes in 2002. Unlike the state and provincial taxes described above, U.S. federal excise taxes on cigarettes are paid by the cigarette manufacturers and passed through to the Company as a component of the cost of cigarettes. Such increases in U.S. federal taxes increase the Company's working capital requirements by increasing the balances of its inventories and accounts receivable. The President as well as various members of Congress have suggested additional excise taxes on cigarette and tobacco products, either as part of the Proposed Settlement discussed above or to finance unrelated federal spending. If the actual level of wholesale cigarette price increases (including enacted federal excise taxes) exceeds $8.00 per carton over the next two to three years or if federal excise taxes were increased to levels beyond those which have already been enacted, the Company may be required to seek additional financing in order to meet its higher working capital requirements.

NEW ACCOUNTING STANDARDS

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Currently, the Company generally expenses the costs of developing or obtaining internal-use software as incurred. The Company is currently evaluating SOP 98-1, but does not expect it to have a material impact on its consolidated financial statements. This SOP is effective for the Company's financial statements for the year ended December 31, 1999. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued.

                         PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

REGULATORY MATTERS

     The tobacco industry is currently subject to significant regulatory restrictions, such as the requirement that product packages display warning labels, a prohibition on television and radio advertising and the establishment of a federal minimum age of 18 for the sale of tobacco products with proof of age for anyone under the age of 27. The status of U.S. Food and Drug Administration (the "FDA") regulation is described in more detail in the Company's 1997 Annual Report on Form 10-K. While neither the FDA regulations nor the pending legislation would impose restrictions on the sale of cigarettes and smokeless tobacco products to adults, there can be no assurance such restrictions will not be proposed in the future or that any such proposed legislation or regulations would not result in a material reduction of the consumption of tobacco products in the United States or would not have a material adverse effect on the Company's business and financial position.

     Over the past decade, various state and local governments have imposed or are considering future significant regulatory restrictions on tobacco products which are more fully described in the Company's 1997 Annual Report on Form 10-K. The Company is unable to assess the future effects that these various proposals may have on the sale of the Company's products.

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

     In May 1997, a subsidiary of the Company was named as a defendant in an action brought by the Attorney General of New Mexico in an action filed in State Court in Santa Fe, New Mexico. The other defendants include the principal U.S. tobacco manufacturers as well as other distributors. The Attorney General alleges, among other things, that the defendants realized significant profits from the manufacture, distribution, and sale of tobacco products, and that these activities have caused residents of New Mexico to suffer illnesses and diseases. The State of New Mexico seeks both monetary damages and a permanent injunction to require defendants to fund public education and smoking cessation programs. In April 1998, the plaintiff in this case agreed to release the Company from litigation; formal action by the Court is pending.

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

     In April and May 1998, the Company was named as a defendant in 9 actions brought by various union health and welfare trusts, filed in state courts of several counties in Northern California against major tobacco manufacturers as well as other distributors. The complaints seek, inter alia, compensatory and punitive damages, restitution for monies expended by the trusts for health care of its members who have used tobacco products, and forms of injunctive relief.

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

          Not applicable


Item 5: Other Information

          Not applicable


Item 6: Exhibits and Reports on Form 8-K

(a)       Exhibits

          27   Financial Data Schedule


(b)       Reports on Form 8-K:

          During the first quarter of 1998, the Registrant filed a Current Report on Form 8-K for the following event:

     1.   January 27, 1998

          Item 4.   Changes in Registrant's Certifying Accountant

          On January 27, 1998, the Registrant determined not to engage KPMG Peat Marwick LLP as the independent public accountants for its 1998 fiscal year and has appointed Deloitte & Touche LLP as its independent public accountants for its 1998 fiscal year.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on May 14, 1998.

                                  CORE-MARK INTERNATIONAL, INC.


                                  By     /s/ Leo F. Korman
                                     -----------------------------------------
                                     Leo F. Korman, Senior Vice President and
                                              Chief Financial Officer