Form 10-Q
period 1998-06-30
CORE MARK INTERNATIONAL INC
filed 1998-08-14
CIK 1024726

                                   FORM 10-Q



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                         OR


          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________to_____________________

                          Commission file number 333-14217

                                   ---------------
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

                                   ---------------

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

  At July 31, 1998, Registrant had outstanding 5,500,000 shares of Common Stock.

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

                                                                                                               PAGE
PART I - FINANCIAL INFORMATION                                                                                 ----
------------------------------
ITEM 1: FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998. . . . . . . . . . . . .     3
     Condensed Consolidated Statements of Income for the three and six months ended June 30, 1997 and 1998. .     4
     Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1998. . . . .     5
     Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .     6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . .     8

PART II - OTHER INFORMATION
---------------------------

     Item 1:   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
     Item 2:   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
     Item 3:   Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
     Item 4:   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . .    14
     Item 5:   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
     Item 6:   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

Signature       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

                              CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS OF DOLLARS)


                                                                                         DECEMBER 31,          JUNE 30,
                                                                                            1997                 1998
                                                                                        ------------          --------
ASSETS                                                                                                        (UNAUDITED)
Current assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 15,281           $ 12,971
     Receivables:
          Trade accounts, less allowance for doubtful accounts of $2,950 and
            $2,728, respectively. . . . . . . . . . . . . . . . . . . . . . . . . .           96,610             94,444
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,806             14,167
     Inventories, net of LIFO allowance of $15,718 and $19,769, respectively. . . .          103,246             77,394
     Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . .            5,847              7,283
                                                                                            --------           --------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .          233,790            206,259

Property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           56,633             59,069
     Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .          (28,633)           (31,241)
                                                                                            --------           --------
     Net property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .           28,000             27,828
Other assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,277              8,431
Goodwill, net of accumulated amortization of $17,293 and $18,334, respectively. . .           66,513             65,472
                                                                                            --------           --------
                                                                                            $336,580           $307,990
                                                                                            --------           --------
                                                                                            --------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $50,737            $55,453
     Cigarette and tobacco taxes payable. . . . . . . . . . . . . . . . . . . . . .           43,506             44,472
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,085              1,069
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,599              7,508
     Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .           28,647             27,594
                                                                                            --------           --------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .          131,574            136,096

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          197,012            162,625
Other accrued liabilities and deferred income taxes . . . . . . . . . . . . . . . .            9,030              9,264
                                                                                            --------           --------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          337,616            307,985

Commitments and contingencies:
Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
          5,500,000 shares issued and outstanding . . . . . . . . . . . . . . . . .               55                 55
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .           26,121             26,121
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (22,286)           (20,935)
     Accumulated other comprehensive income:
          Foreign currency translation adjustments. . . . . . . . . . . . . . . . .           (2,879)            (3,189)
     Minimum pension liability adjustment . . . . . . . . . . . . . . . . . . . . .           (2,047)            (2,047)
                                                                                            --------           --------
          Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . .           (1,036)                 5
                                                                                            --------           --------
                                                                                            $336,580           $307,990
                                                                                            --------           --------
                                                                                            --------           --------

                       See Notes to Condensed Consolidated Financial Statements.

                               CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (IN THOUSANDS OF DOLLARS)
                                                 (UNAUDITED)

                                                         THREE MONTHS                  SIX MONTHS
                                                        ENDED JUNE 30,                ENDED JUNE 30,
                                                        --------------                --------------
                                                      1997           1998          1997           1998
                                                      ----           ----          ----           ----
Net sales . . . . . . . . . . . . . . . . . .       $614,994       $609,051     $1,142,860     $1,172,271
Cost of goods sold. . . . . . . . . . . . . .        568,428        564,627      1,056,184      1,087,160
                                                    --------       --------     ----------     ----------
    Gross profit. . . . . . . . . . . . . . .         46,566         44,424         86,676         85,111
Operating and administrative expenses . . . .         37,708         37,013         72,931         73,050
                                                    --------       --------     ----------     ----------
    Operating income. . . . . . . . . . . . .          8,858          7,411         13,745         12,061

Interest expense, net . . . . . . . . . . . .          4,653          3,692          9,044          7,988
Debt refinancing costs. . . . . . . . . . . .            391          1,199            783          1,573
                                                    --------       --------     ----------     ----------
    Income before income taxes. . . . . . . .          3,814          2,520          3,918          2,500

Income tax expense. . . . . . . . . . . . . .          1,525          1,158          1,567          1,149
                                                    --------       --------     ----------     ----------
    Net income  . . . . . . . . . . . . . . .         $2,289         $1,362         $2,351         $1,351
                                                    --------       --------     ----------     ----------
                                                    --------       --------     ----------     ----------














                      See Notes to Condensed Consolidated Financial Statements.

                              CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS OF DOLLARS)
                                               (UNAUDITED)

                                                                                        SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                                      --------------
                                                                                     1997          1998
                                                                                     ----          ----
CASH PROVIDED BY OPERATING ACTIVITIES:

Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,351        $ 1,351

    Adjustments to reconcile net income  to
        net cash provided by operating activities:
    LIFO expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,007          4,051
    Amortization of goodwill. . . . . . . . . . . . . . . . . . . . . . . .          1,032          1,041
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .          2,726          3,211
    Amortization of debt refinancing fees . . . . . . . . . . . . . . . . .            783          1,573
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .            121             64
    Other adjustments for non-cash and non-operating activities . . . . . .            193             20
    Changes in operating assets and liabilities, net of acquisitions. . . .          6,382         25,048
                                                                                   -------        -------
Net cash provided by operating activities . . . . . . . . . . . . . . . . .         14,595         36,359
                                                                                   -------        -------
INVESTING ACTIVITIES:

    Net assets of acquired businesses . . . . . . . . . . . . . . . . . . .        (21,361)            --
    Additions to property and equipment . . . . . . . . . . . . . . . . . .         (6,196)        (2,699)
                                                                                   -------        -------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . .        (27,557)        (2,699)
                                                                                   -------        -------
FINANCING ACTIVITIES:

    Net borrowings (payments) under revolving credit agreement  . . . . . .          3,998       (104,387)
    Net proceeds from securitization of trade accounts receivable (see Note 6)          --         70,000
    Debt refinancing fees . . . . . . . . . . . . . . . . . . . . . . . . .             --         (1,273)
                                                                                   -------        -------
Net cash provided by (used in) financing activities . . . . . . . . . . . .          3,998        (35,660)
                                                                                   -------        -------

Effects of changes in foreign exchange rates. . . . . . . . . . . . . . . .             24           (310)
                                                                                   -------        -------
Decrease in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,940)        (2,310)
Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .         25,769         15,281
                                                                                   -------        -------
CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $16,829        $12,971
                                                                                   -------        -------
                                                                                   -------        -------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $8,778         $7,868
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,248          1,110


                       See Notes to Condensed Consolidated Financial Statements.

                          SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1998, have been prepared by Core-Mark International, Inc. (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1998 (subject to year-end adjustments) with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2.  INVENTORIES

     The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $0.6 million and $3.3 million for the three months ended June 30, 1997 and 1998, respectively, and $1.0 million and $4.1 million for the six months ended June 30, 1997 and 1998, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  EXCISE TAXES

     State and provincial excise taxes paid by the Company on cigarettes were $129.6 million and $116.4 million for the three months ended June 30, 1997 and 1998, respectively, and $243.4 million and $228.6 million for the six months ended June 30, 1997 and 1998, respectively. These amounts are included in net sales and cost of goods sold for the periods indicated.

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

     The Company's net sales for the six-month period ended June 30, 1997 would have been $1,157 million if the acquisition had occurred as of January 1, 1997. The Company's net sales for the three-month period ended June 30, 1997 includes Sosnick sales for the entire period. The impact of the acquisition on net income would not have been material for the six-month period ended June 30, 1997.

5.  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive loss represents foreign currency translation adjustments made during the respective quarters. Comprehensive income will be presented in the Company's annual financial statements and prior periods will be reclassified, as required. The Company's total comprehensive income was as follows (in thousands):

                                      Three Months           Six Months
                                     Ended June 30,         Ended June 30,
                                     --------------         --------------
                                      1997      1998        1997     1998
                                      ----      ----        ----     ----

     Net income....................  $2,289   $1,362       $2,351   $1,351
     Other comprehensive loss......    (282)    (784)        (330)    (310)
                                     ------   ------       ------   ------
       Total comprehensive income..  $2,007     $578       $2,021   $1,041
                                     ------   ------       ------   ------
                                     ------   ------       ------   ------

6.  ASSET SECURITIZATION

     On April 1, 1998, the Company entered into a transaction to securitize its U.S. trade accounts receivable portfolio ("Accounts Receivable Facility"). In connection with this transaction, the Company formed a wholly-owned special purpose, bankruptcy-remote subsidiary (the "Special Purpose Company" or "SPC"), to which the U.S. trade accounts receivable originated by the Company are sold or contributed, without recourse, pursuant to a receivables sale agreement. The receivables have been assigned, with a call option by the SPC, to a trust formed pursuant to a pooling agreement. On April 1, 1998, the SPC issued two classes of term certificates with an aggregate principal value of $55 million, and variable certificates of up to $30 million representing fractional undivided interests in the receivables and the proceeds thereof.

     On a daily basis, collections related to sold receivables are administered by the Company acting as servicer, pursuant to a servicing agreement. Pursuant to supplements to the pooling agreement, certificate holders' accrued interest expense and other securitization expenses are reserved out of daily collections, before such remaining collections are returned to the Company by the SPC to pay for the SPC's purchase of newly originated receivables from the Company. The revolving period of the securitization expires in January 2003, or earlier if an early amortization event, as defined in the pooling agreement, occurs. The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class B) above the Eurodollar Rate which was 5.66% as of June 30, 1998. The interest rate on the variable certificates is 0.50% above the commercial paper rate (as defined in the securitization agreement), which was 5.60% as of June 30, 1998.

     In connection with the securitization of accounts receivable, the Company amended its Revolving Credit Facility. The amendment reduced the available credit facility from $175 million to $120 million, reduced its interest rates from 1.5% to 1.0% above the Prime Rate, and from 2.5% to 2.0% above the Eurodollar Rate, as defined in the amendment, and extended the maturity through April, 2003. As a result of this modification, the Company wrote off $0.9 million of unamortized refinancing costs relating to the Revolving Credit Facility in the second quarter of 1998.

     The net result of the (i) securitization of the Company's U.S. trade accounts receivable portfolio and (ii) the modification of the Revolving Credit Facility was to lower the Company's cost of borrowings, and to increase its variable-rate borrowing capacity from $175 million to $205 million. The Company incurred approximately $1.7 million for legal, professional and other costs related to the transactions described above. These costs were capitalized and classified as other assets and are being amortized over the term of these transactions.

     The following discussion should be read in conjunction with Management's Discussion and Analysis included in the Company's 1997 Form 10-K.

GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the six-month period ended June 30, 1998, approximately 67%, 22% and 11% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.

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

     In June 1997, a so called "national settlement" of many of these issues was proposed (referred to herein as the "Proposed Settlement") following negotiations among major U.S. tobacco manufacturers, state attorneys general, representatives of the public health community and attorneys representing plaintiffs in certain smoking and health litigation. The Proposed Settlement can be implemented only by federal legislation. In April 1998, the Senate Commerce Committee overwhelmingly approved a Bill sponsored by Senator McCain (the "McCain Bill"), which would have replaced the Proposed Settlement. The McCain Bill would have substantially changed the Proposed Settlement by, among other things, enacting substantial increases to federal excise taxes on tobacco products without affording the tobacco manufacturers and other industry participants protection from private litigation, which is a significant aspect of the Proposed Settlement. In June 1998, the bill sponsored by Senator McCain failed to pass the Senate.

     The major U.S. cigarette manufacturers disclosed in a report dated October 8, 1997 to a U.S. Senate task force that, if the Proposed Settlement were enacted in its then current form, among other things, prices of cigarettes would increase significantly and cigarette consumption would decline, although it is not possible to forecast, with any degree of confidence, the magnitude of the decline in consumption. Although the Company cannot predict whether federal legislation reflecting the Proposed Settlement will be enacted or if other legislation, similar to the McCain Bill, would be enacted, the Company believes that any form of federal legislation will cause significant increases in the prices of cigarettes. In addition, although no new federal legislation has been enacted or any type of national settlement agreed to, the U.S. cigarette manufacturers have continued to settle lawsuits individually, and have been raising the wholesale prices of cigarettes to fund the cost of such settlements.

     The Company believes that significant increases in the prices of cigarettes would negatively affect the Company's business of distributing tobacco products by decreasing the volume of sales of tobacco products and as a result of the impact of increases in cigarette prices on its working capital (see "Liquidity and Capital Resources"). The Company does not believe it is able to quantify the impact that the Proposed Settlement or other future legislation or governmental regulation affecting cigarettes and other tobacco products will have on future sales of cigarettes and other tobacco products. However, based upon various industry estimates of wholesale price increases which would result from different settlement scenarios, the Company's debt levels and interest expense would significantly increase. Depending upon the ultimate level of actual wholesale price increases, or if the terms of state and provincial excise taxes were adversely changed, or if the volume of cigarettes sold by the Company significantly declined as a result of higher prices, or taxes, or both, the Company may be required to seek additional financing in order to meet such higher working capital requirements.

     The Company's business strategy has included and continues to include increasing sales of higher margin, non-tobacco products, a strategy which is intended to lessen the impact of potential future declines in unit sales and profitability of its tobacco distribution business.

RESULTS OF OPERATIONS

     The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

                                                            THREE MONTHS                  SIX MONTHS
                                                           ENDED JUNE 30,                ENDED JUNE 30,
                                                        -------------------          ---------------------
                                                        1997           1998           1997           1998
                                                        ----           ----           ----           ----
     Net sales.....................................    100.0%         100.0%         100.0%         100.0%
     Cost of goods sold............................     92.4           92.7           92.4           92.7
                                                       -----          -----          -----          -----
     Gross profit..................................      7.6            7.3            7.6            7.3
     Operating and administrative expenses.........      6.1            6.1            6.4            6.2
                                                       -----          -----          -----          -----
       Operating income............................      1.4%           1.2%           1.2%           1.0%
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     NET SALES. Net sales for the three months ended June 30, 1998 were $609.1 million, a decrease of $5.9 million or 1.0% from the comparable period in 1997.

     Net sales of cigarettes for the three months ended June 30, 1998 were $408.1 million, a decrease of $0.3 million or 0.1% from the comparable period in 1997. The Company's total cigarette unit sales for the three months ended June 30, 1998 were 21.9 million cartons, a decrease of 1.8 million cartons or 7.6% from the comparable period in 1997. The decrease in volume sales was due primarily to increased price competition in California. The decrease in net sales due to volume declines was significantly offset by increases in manufacturers' list prices during the quarter that were passed along to the Company's customers.

     Net sales of food and non-food products for the three months ended June 30, 1998 were $200.9 million, a decrease of $5.6 million or 2.7% from the comparable period in 1997. The decrease was due primarily to increased competition in California. The decrease occurred primarily in candy sales, which decreased $6.1 million or 9.5%, cigar and tobacco sales, which decreased $2.2 million or 5.7%, and retail beverage sales, which decreased $1.1 million or 5.2%. The decreases were partially offset by increases in sales of fast food of $1.2 million or 5.1% and increases in snack sales of $0.9 million or 6.0%.

     GROSS PROFIT. Gross profit for the three months ended June 30, 1998 was $44.4 million, a decrease of $2.1 million or 4.6% from the comparable period in 1997. The decrease was primarily due to declines in sales volume in the cigarette category, and from sales declines in the food and non-food product categories. The gross profit margin for the three months ended June 30, 1998 decreased to 7.3% of net sales as compared to 7.6% of net sales for the comparable period in 1997. This was primarily due to the fact that while cigarette gross profit per unit remained unchanged, overall cigarette prices per unit have increased due to increases in manufacturers' list prices. For the three months ended June 30, 1998, the Company recognized LIFO expense of $3.3 million compared to $0.4 million for the comparable period in 1997. The increase in LIFO expense was due to manufacturers' price increases, and was significantly offset by gains resulting from increases in manufacturers' list prices during the quarter.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended June 30, 1998 were $37.0 million, a decrease of $0.7 million or 1.8% from the comparable period in 1997. Operating expenses were 6.1% of net sales for the three months ended June 30, 1998 and June 30, 1997.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended June 30, 1998 was $7.4 million, a decrease of $1.5 million or 16.6% compared to the comparable period in 1997. As a percentage of net sales, operating income for the three months ended June 30, 1998 was 1.2%, as compared to 1.4% for the comparable period in 1997.

     NET INTEREST EXPENSE. Net interest expense for the three months ended June 30, 1998 was $3.7 million, a decrease of $1.0 million or 20.7% compared to the 1997 period. The net decrease resulted from a decrease in the Company's borrowing rates as a result of the asset securitization and a decrease in average debt levels.

     DEBT REFINANCING COSTS. Debt refinancing costs for the three months ended June 30, 1998 were $1.2 million, an increase of $0.8 million or 206.6% over the comparable period in 1997. This increase resulted primarily from a one-time write off of unamortized costs relating to the modification of the Revolving Credit Facility (see Note 6 - Asset Securitization).

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     NET SALES. Net sales for the six months ended June 30, 1998 were $1,172.3 million, an increase of $29.4 million or 2.6% over the comparable period in 1997. The increase in net sales was due to an increase in net sales of cigarettes and food and non-food products in 1998 compared to 1997.

     Net sales of cigarettes for the six months ended June 30, 1998 were $783.3 million, an increase of $19.1 million or 2.5% over the prior year. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices that were passed along to the Company's customers. The Company's total cigarette unit sales for the six months ended June 30, 1998 were 42.9 million cartons, a decrease of 1.8 million or 4.1% from the same period in 1997. Substantially all of this decline occurred in the second quarter.

     Net sales of food and non-food products for the six months ended June 30, 1998 were $389.0 million, an increase of $10.3 million or 2.7% over the comparable period in 1997. The increase resulted from the Company's continued focus on increasing food and non-food product sales and occurred primarily in fast food sales, which increased $5.8 million or 13.8%, snack sales, which increased $3.6 million or 13.9%, and general merchandise sales, which increased $2.3 million or 7.9%. The increases were partially offset by a decrease in candy sales of $3.5 million or 2.8% which resulted primarily from increased competition in California.

     GROSS PROFIT. Gross profit for the six months ended June 30, 1998 was $85.1 million, a decrease of $1.6 million or 1.8% from the comparable period in 1997. The decrease was primarily due to declines in sales volume in the cigarette category. The gross profit margin for the six months ended June 30, 1998 decreased to 7.3% of net sales as compared to 7.6% of net sales for the first six months of 1997. This decrease was primarily due to the fact that while cigarette gross profit per unit remained unchanged, overall cigarette prices per unit have increased due to increases in manufacturers' list prices, and lower margins earned on net sales from the food and non-food categories. For the six months ended June 30, 1998, the Company recognized LIFO expense of $4.1 million compared to $1.0 million for the comparable period in 1997. The increase in LIFO expense was due to inflation in the cigarette category, and was significantly offset by gains resulting from increases in manufacturers' list prices.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the six months ended June 30, 1998 were $73.1 million, an increase of $0.1 million or 0.2% over the comparable period in 1997. However, such expenses for the six months ended June 30, 1998 decreased to 6.2% of net sales as compared to 6.4% for the comparable period in 1997. The higher expenses as a percent of sales in the 1997 period reflect approximately $2.2 million (0.2% of 1997 net sales) of one-time duplicative facility costs as a result of the Sosnick acquisition.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the six months ended June 30, 1998 was $12.0 million, a decrease of $1.7 million or 12.4% compared to the comparable period in 1997. As a percentage of net sales, operating income for the six months ended June 30, 1998 was 1.0%, as compared to 1.2% for the comparable period in 1997.

     NET INTEREST EXPENSE. Net interest expense for the six months ended June 30, 1998 was $8.0 million, a decrease of $1.0 million or 11.7% compared to 1997. The net decrease resulted primarily from a decrease in the Company's borrowing rates as a result of the asset securitization and a decrease in average debt levels.

     DEBT REFINANCING COSTS. Debt refinancing costs for the six months ended June 30, 1998 were $1.6 million, an increase of $0.8 million or 100.9% over the comparable period in 1997. This increase resulted primarily from a one-time write off of unamortized costs relating to the modification of the Revolving Credit Facility (see Note 6 - Asset Securitization).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise primarily from the funding of its working capital needs, capital expenditure programs and debt service requirements with respect to its credit facilities. The Company has no mandatory reductions of principal on its Revolving Credit Facility, its Accounts Receivable Facility, or its $75 million Senior Subordinated Notes scheduled prior to their final maturities in 2003. The Company has historically financed its operations through internally generated funds and borrowings under its credit facilities.

     Significant increases in the cost of cigarettes would occur if legislation were approved to enact the Proposed Settlement, or if future legislation similar to the McCain Bill were enacted. Based upon various industry estimates of wholesale price increases which would result from different settlement scenarios, the Company's required working capital would increase significantly. Depending upon the ultimate level of actual wholesale price increases, or if the terms of state and provincial excise taxes were adversely changed, or if the volume of cigarettes sold by the Company significantly declined as a result of higher prices, or taxes, or both, the Company could be required to seek additional financing in order to meet such higher working capital requirements. Any significant increase in debt would also increase the company's interest expense.

     The Company's debt obligations totaled $162.6 million at June 30, 1998, a decrease of $34.4 million from $197.0 million at December 31, 1997. The net decrease in outstanding debt is primarily due to decreased borrowings needed to finance working capital funding requirements. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. At year end, the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically lower at the end of any fiscal year compared to interim periods.

     The Company made capital expenditures of $2.7 million for the six months ended June 30, 1998. For the remainder of 1998, the Company estimates it will spend approximately $5 million for capital requirements, principally consisting of warehouse facilities and other equipment. These expenditures are expected to be funded out of net cash provided by operating activities and its credit facilities.

     On April 1, 1998, the Company entered into a transaction to securitize its U.S. trade accounts receivable portfolio ("Accounts Receivable Facility"). In connection with this transaction, the Company formed a wholly-owned special purpose, bankruptcy-remote subsidiary (the "Special Purpose Company" or "SPC"), to which the U.S. trade accounts receivable originated by the Company are sold or contributed, without recourse, pursuant to a receivables sale agreement. The receivables have been assigned, with a call option by the SPC, to a trust formed pursuant to a pooling agreement; the SPC issued two classes of term certificates with an aggregate principal value of $55 million, and variable certificates of up to $30 million representing fractional undivided interests in the receivables and the proceeds thereof. The revolving period of the securitization expires in January 2003, or earlier if an early amortization event, as defined in the pooling agreement, occurs. The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class B) above the Eurodollar Rate, which was 5.66% as of June 30, 1998. The interest rate on the variable certificates is 0.50% above the commercial paper rate (as defined in the securitization agreement), which was 5.60% as of June 30, 1998.

     In connection with the securitization of accounts receivable, the Company amended its Revolving Credit Facility. The amendment reduced the available credit facility from $175 million to $120 million, reduced its interest rates from 1.5% to 1.0% above the Prime Rate, and from 2.5% to 2.0% above the Eurodollar Rate, as defined in the amendment, and extended the maturity through April, 2003. As a result of this modification, the Company wrote off $0.9 million of unamortized refinancing costs relating to the Revolving Credit Facility in the second quarter of 1998.

     The net result of the (i) securitization of the Company's U.S. trade accounts receivable portfolio and (ii) the modification of the Revolving Credit Facility was to lower the Company's cost of borrowings, and to increase its variable-rate borrowing capacity from $175 million to $205 million.

YEAR 2000

     The Company is currently in the process of modifying or replacing its computer systems in order to be year 2000 compliant. This activity is expected to continue through 1999, and is not expected to have a material impact on the financial position or results of operations of the Company in any given year. However, due to the interrelated nature of computer systems, the Company may be impacted in the year 2000 depending on whether entities not affiliated with the Company have addressed this issue successfully. Expenses related to this process are being expensed as incurred.

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

     The U.S. federal excise tax on cigarettes is currently $2.40 per carton of cigarettes. In August 1997, legislation was enacted that will raise the federal excise tax by $1.00 per carton of cigarettes starting in the year 2000 and by an additional $.50 per carton of cigarettes in 2002. Unlike the state and provincial taxes described above, U.S. federal excise taxes on cigarettes are paid by the cigarette manufacturers and passed through to the Company as a component of the cost of cigarettes. Such increases in U.S. federal taxes increase the Company's working capital requirements by increasing the balances of its inventories and accounts receivable. The President as well as various members of Congress have suggested additional excise taxes on cigarette and tobacco products, either as part of the Proposed Settlement discussed above or to finance unrelated federal spending. Depending upon the ultimate level of any increase in federal excise taxes, the Company may be required to seek additional financing in order to meet its higher working capital requirements.


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


LEGAL MATTERS

     In May 1996, the Court of Appeals for the Fifth Circuit decertified a federal class action purportedly brought on behalf of all cigarette smokers in the United States. Following the decertification, lawyers for the class brought state class action lawsuits in a number of states, with the objective of filing such lawsuits in all fifty states, the District of Columbia and Puerto Rico. Several of these state lawsuits name cigarette distributors as defendants.

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

     In March 1998, the Company was named as a defendant in a class action complaint filed in a state court in Salt Lake City, Utah. The other defendants include the principal U.S. tobacco manufacturers as well as several other distributors. The case is brought on behalf of a class of smokers who reside in Utah and who have purchased cigarette products distributed by the Company and alleges, among other things, the members of the class have suffered personal injuries and economic losses from the use of such cigarettes. The suit seeks, on behalf of the class, compensatory damages, punitive damages, equitable relief including the establishment of a medical monitoring fund and return of monies spent to purchase cigarette products. In June 1998 the Court granted a motion to dismiss the distributors from the litigation.

     In April, May and June 1998, the Company was named as a defendant in 17 similar actions brought by various union health and welfare trusts, filed in state courts of several counties in Northern California against major tobacco manufacturers as well as other distributors. The complaints seek, inter alia, compensatory and punitive damages, restitution for monies expended by the trusts for health care of its members who have used tobacco products, and forms of injunctive relief.

     On May 19, 1998, a division of the Company was named a defendant and served in an individual tobacco litigation complaint filed in a state court in Broward County, Florida. The other defendants include the principal U.S. tobacco manufacturers as well as other distributors/retailers. The case is brought on behalf of two individuals, residents of Florida, who have purchased cigarette products distributed by the Company, and alleges, among other things, the plaintiffs have suffered personal injuries and economic losses from the use of such cigarettes. The suit seeks, on behalf of the plaintiffs, compensatory damages and punitive damages.

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

        Not applicable


Item 5: Other Information

        Not applicable


Item 6: Exhibits and Reports on Form 8-K

(a)     Exhibits


        10.14 $120,000,000 Amended and Restated Credit Agreement dated as of April 1, 1998, among Core-Mark International, Inc., the Several Lenders from Time to Time Parties Thereto and The Chase Manhattan Bank, as Administrative Agent.

        10.16 Amended and Restated Security Agreement dated as of April 1, 1998, among Core-Mark International, Inc., C/M Products, Inc., Core-Mark Interrelated Companies, Inc., and Core-Mark Midcontinent, Inc., in favor of The Chase Manhattan Bank, as Administrative Agent.

        10.17 Amendment to Borrower Stock Pledge Agreement dated as of April 1, 1998, between Core-Mark International, Inc., and The Chase Manhattan Bank, as Administrative Agent.

        10.18 Pooling Agreement, dated as of April 1, 1998, among Core-Mark Capital Corporation, Core-Mark International, Inc., as Servicer, and The Chase Manhattan Bank, as Trustee.

        10.19 Series 1998-1 Supplement to the Pooling Agreement, dated as of April 1, 1998, among the Core-Mark Capital Corporation, Core-Mark International, Inc., as Servicer, and The Chase Manhattan Bank.

        10.20 Series 1998-2 Supplement to the Pooling Agreement, dated as of April 1, 1998, among Core-Mark Capital Corporation,
                Core-Mark International, Inc., as Servicer, and The Chase Manhattan Bank.

        10.21 Servicing Agreement, dated as of April 1, 1998, among Core-Mark Capital Corporation, Core-Mark International, Inc., as Servicer, Subsidiaries of Core-Mark International, Inc., as Subservicers, and The Chase Manhattan Bank.

        10.22   Receivables Sale and Contribution Agreement, dated as of
                April 1, 1998, among Core-Mark Capital Corporation, Core-Mark International, Inc., Core-Mark Midcontinent, Inc., and Core-Mark Interrelated Companies, Inc., as Sellers.

        21      List of Subsidiaries of the Company

        27      Financial Data Schedule



(b)     Reports on Form 8-K

        During the second quarter of 1998, the Company filed no reports on Form 8-K.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on August 14, 1998.


                                   CORE-MARK INTERNATIONAL, INC.



                                   By:       /s/      LEO F. KORMAN
                                      -----------------------------------------
                                       Leo F. Korman, Senior Vice President and
                                                Chief Financial Officer