Form 10-Q
period 1998-09-30
CORE MARK INTERNATIONAL INC
filed 1998-11-13
CIK 1024726

                                     FORM 10-Q


                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                         OR


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________to___________________

                         Commission file number 333-14217

                                   -------------

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

                                   -------------

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

         At October 31, 1998, Registrant had outstanding 5,500,000 shares of
                                    Common Stock.


                      -----------------------------------------
                      -----------------------------------------

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



                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998. . . . . . . . . . .    3
     Condensed Consolidated Statements of Income for the three and nine months ended
          September 30, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
     Condensed Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
     Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .    6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . .    8

PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
     Item 2:   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
     Item 3:   Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
     Item 4:   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .   15
     Item 5:   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
     Item 6:   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Signature      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                    CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS OF DOLLARS)


                                                                                             DECEMBER 31,       SEPTEMBER 30,
                                                                                                 1997                1998
                                                                                            -------------       -------------
ASSETS                                                                                                           (UNAUDITED)
Current assets:
   Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  15,281           $  12,888
   Receivables:
       Trade accounts, less allowance for doubtful accounts of $2,950 and
          $2,790, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .               96,610              95,418
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               12,806               8,143
   Inventories, net of LIFO allowance of $15,718 and $21,199, respectively . . . . .              103,246              96,660
   Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                5,847               6,988
                                                                                            -------------       -------------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              233,790             220,097

Property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               56,633              60,023
   Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .              (28,633)            (32,303)
                                                                                            -------------       -------------
   Net property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .               28,000              27,720
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                8,277               7,936
Goodwill, net of accumulated amortization of $17,293 and $18,854, respectively . . .               66,513              65,002
                                                                                            -------------       -------------
                                                                                                $ 336,580           $ 320,755
                                                                                            -------------       -------------
                                                                                            -------------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  50,737           $  50,362
   Cigarette and tobacco taxes payable . . . . . . . . . . . . . . . . . . . . . . .               43,506              42,317
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,085               2,674
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                7,599               7,197
   Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .               28,647              26,739
                                                                                            -------------       -------------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .              131,574             129,289

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              197,012             180,482
Other accrued liabilities and deferred income taxes. . . . . . . . . . . . . . . . .                9,030               9,279
                                                                                            -------------       -------------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              337,616             319,050

Commitments and contingencies:
Shareholders' equity (deficit):
   Common stock; $.01 par value; 10,000,000 shares authorized;
       5,500,000 shares issued and outstanding . . . . . . . . . . . . . . . . . . .                   55                  55
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .               26,121              26,121
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (22,286)            (18,369)
   Accumulated other comprehensive income:
       Foreign currency translation adjustments. . . . . . . . . . . . . . . . . . .               (2,879)             (4,055)
       Minimum pension liability . . . . . . . . . . . . . . . . . . . . . . . . . .               (2,047)             (2,047)
                                                                                            -------------       -------------
       Total shareholders' equity (deficit)  . . . . . . . . . . . . . . . . . . . .               (1,036)              1,705
                                                                                            -------------       -------------
                                                                                                $ 336,580           $ 320,755
                                                                                            -------------       -------------
                                                                                            -------------       -------------


              See Notes to Condensed Consolidated Financial Statements.

                    CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (IN THOUSANDS OF DOLLARS)
                                     (UNAUDITED)


                                                                    THREE MONTHS                   NINE MONTHS
                                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                              ------------------------       ------------------------
                                                                 1997           1998           1997            1998
                                                              ---------      ---------      ----------     ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . .     $647,146       $657,893      $1,790,006     $1,830,164
Cost of goods sold . . . . . . . . . . . . . . . . . . .        600,106        610,325       1,656,290      1,697,485
                                                              ---------      ---------      ----------     ----------
   Gross profit. . . . . . . . . . . . . . . . . . . . . .       47,040         47,568         133,716        132,679
Operating and administrative expenses. . . . . . . . . . .       37,765         38,830         110,696        111,880
                                                              ---------      ---------      ----------     ----------
   Operating income. . . . . . . . . . . . . . . . . . . .        9,275          8,738          23,020         20,799

Interest expense, net. . . . . . . . . . . . . . . . . . .        4,591          3,678          13,635         11,666
Debt refinancing costs . . . . . . . . . . . . . . . . . .          340            311           1,123          1,884
                                                              ---------      ---------      ----------     ----------
   Income before income taxes. . . . . . . . . . . . . . .        4,344          4,749           8,262          7,249

Income tax expense . . . . . . . . . . . . . . . . . . . .        2,068          2,183           3,635          3,332
                                                              ---------      ---------      ----------     ----------
   Net income. . . . . . . . . . . . . . . . . . . . . . .    $   2,276      $   2,566      $    4,627     $    3,917
                                                              ---------      ---------      ----------     ----------
                                                              ---------      ---------      ----------     ----------







             See Notes to Condensed Consolidated Financial Statements.

                    CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF DOLLARS)
                                     (UNAUDITED)


                                                                                                      NINE MONTHS
                                                                                                  ENDED SEPTEMBER 30,
                                                                                            ---------------------------------
                                                                                                1997                 1998
                                                                                            -------------       -------------

CASH PROVIDED BY OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $       4,627       $       3,917

   Adjustments to reconcile net income to
       net cash provided by operating activities:
   LIFO expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,535               5,481
   Amortization of goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,552               1,561
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .                4,172               4,686
   Amortization of debt refinancing fees . . . . . . . . . . . . . . . . . . . . . .                1,123               1,884
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  227                (245)
   Other adjustments for non-cash and non-operating activities . . . . . . . . . . .                  350                 261
   Changes in operating assets and liabilities, net of acquisitions. . . . . . . . .               15,159               3,241
                                                                                            -------------       -------------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . .               30,745              20,786
                                                                                            -------------       -------------
INVESTING ACTIVITIES:

   Net assets of acquired businesses . . . . . . . . . . . . . . . . . . . . . . . .              (21,361)                 --
   Additions to property and equipment . . . . . . . . . . . . . . . . . . . . . . .               (8,547)             (3,932)
                                                                                            -------------       -------------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . .              (29,908)             (3,932)
                                                                                            -------------       -------------
FINANCING ACTIVITIES:

   Net payments under revolving credit agreement . . . . . . . . . . . . . . . . . .              (15,347)            (88,530)
   Net proceeds from securitization of trade accounts receivable (see Note 6). . . .                   --              72,000
   Debt refinancing fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   --              (1,541)
                                                                                            -------------       -------------
Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . .              (15,347)            (18,071)
                                                                                            -------------       -------------

Effects of changes in foreign exchange rates . . . . . . . . . . . . . . . . . . . .                 (164)             (1,176)
                                                                                            -------------       -------------
Decrease in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (14,674)             (2,393)
Cash, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               25,769              15,281
                                                                                            -------------       -------------
CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      11,095       $      12,888
                                                                                            -------------       -------------
                                                                                            -------------       -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      15,645       $      13,588
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,779               2,019





             See Notes to Condensed Consolidated Financial Statements.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    (UNAUDITED)


1.  BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1998, have been prepared by Core-Mark International, Inc. (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1998 (subject to year-end adjustments) with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 1997, is derived from the audited financial statements but does not include all fiscal year-end disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K") include a description of the Company's significant accounting policies and additional information pertinent to an understanding of both the December 31, 1997 balance sheet and the interim financial statements included herein.

2.  INVENTORIES

     The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $2.5 million and $1.4 million for the three months ended September 30, 1997 and 1998, respectively, and $3.5 million and $5.5 million for the nine months ended September 30, 1997 and 1998, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  EXCISE TAXES

     State and provincial excise taxes paid by the Company on cigarettes were $136.5 million and $123.4 million for the three months ended September 30, 1997 and 1998, respectively, and $379.9 million and $352.0 million for the nine months ended September 30, 1997 and 1998, respectively. These amounts are included in net sales and cost of goods sold for the periods indicated.

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

     The Company's net sales for the nine-month period ended September 30, 1997 would have been $1,805 million if the acquisition had occurred as of January 1, 1997. The Company's net sales for the three-month period ended September 30, 1997 includes Sosnick sales for the entire period. The impact of the acquisition on net income would not have been material for the nine-month period ended September 30, 1997.

5.  NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive loss represents foreign currency translation adjustments made during the respective periods. Comprehensive income will be presented in the Company's annual financial statements and prior periods will be reclassified, as required. The Company's total comprehensive income was as follows (in thousands):

                                         Three Months                   Nine Months
                                      Ended September 30,           Ended September 30,
                                   ------------------------     -------------------------
                                      1997          1998           1997           1998
                                   ----------    ----------     ----------     ----------
  Net income. . . . . . . . . . .      $2,276        $2,566         $4,627         $3,917
  Other comprehensive loss. . . .        (297)         (866)          (627)        (1,176)
                                   ----------    ----------     ----------     ----------
  Total comprehensive income. . .      $1,979        $1,700         $4,000         $2,741
                                   ----------    ----------     ----------     ----------
                                   ----------    ----------     ----------     ----------

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

     On a daily basis, collections related to sold receivables are administered by the Company acting as servicer, pursuant to a servicing agreement. Pursuant to supplements to the pooling agreement, certificate holders' accrued interest expense and other securitization expenses are reserved out of daily collections, before such remaining collections are returned to the Company by the SPC to pay for the SPC's purchase of newly originated receivables from the Company. The revolving period of the securitization expires in January 2003, or earlier if an early amortization event, as defined in the pooling agreement, occurs. The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class
B) above the Eurodollar Rate which was 5.38% as of September 30, 1998. The interest rate on the variable certificates is 0.50% above the commercial paper rate (as defined in the securitization agreement), which was 5.25% as of September 30, 1998.

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

     The net result of the (i) securitization of the Company's U.S. trade accounts receivable portfolio and (ii) the modification of the Revolving Credit Facility was to lower the Company's cost of borrowings, and to increase its variable-rate borrowing capacity from $175 million to $205 million. The Company incurred approximately $1.6 million for legal, professional and other costs related to the transactions described above. These costs were capitalized and classified as other assets and are being amortized over the term of these transactions.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


     The following discussion should be read in conjunction with Management's Discussion and Analysis included in the Company's 1997 Form 10-K.


GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the nine-month period ended September 30, 1998, approximately 67%, 23% and 10% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.


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

     The major U.S. cigarette manufacturers disclosed in a report dated October 8, 1997 to a U.S. Senate task force that, if the Proposed Settlement were enacted in its then current form, among other things, prices of cigarettes would increase significantly and cigarette consumption would decline, although it is not possible to forecast, with any degree of confidence, the magnitude of the decline in consumption. Although the Company cannot predict whether federal legislation reflecting the Proposed Settlement will be enacted or if other legislation, similar to the McCain Bill, would be enacted, the Company believes that any form of federal legislation will cause significant increases in the prices of cigarettes. In addition, although no new federal legislation has been enacted or any type of national settlement agreed to, the U.S. cigarette manufacturers have continued to settle lawsuits individually, and have been raising the wholesale prices of cigarettes to fund the cost of such settlements. Finally, press reports have indicated that several of the major tobacco companies are engaged in settlement discussions with the attorneys general of various states regarding the lawsuits brought on behalf of these states that seek reimbursement of costs incurred in treating Medicare and other patients suffering from illnesses allegedly caused by cigarette and tobacco smoking. Settlement of these lawsuits could involve payment of substantial amounts by the tobacco companies which they likely would seek to recover through significant increases in wholesale cigarette prices.

     The Company believes that significant increases in the prices of cigarettes would negatively affect the Company's business of distributing tobacco products by decreasing the volume of sales of tobacco products and as a result of the impact of increases in cigarette prices on its working capital (see "Liquidity and Capital Resources"). The Company does not believe it is able to quantify the impact that the Proposed Settlement or other future legislation or governmental regulation affecting cigarettes and other tobacco products will have on future sales of cigarettes and other tobacco products. However, based upon various industry estimates of wholesale price increases which would result from different settlement scenarios, the Company's debt levels and interest expense would significantly increase. Depending upon the ultimate level of actual wholesale price increases, or if the terms or amount of state and provincial excise taxes were adversely changed, or if the volume of cigarettes sold by the

Company significantly declined as a result of higher prices, or taxes, or both, the Company may be required to seek additional financing in order to meet such higher working capital requirements.

     The Company's business strategy has included and continues to include increasing sales of higher margin, non-tobacco products, a strategy which is intended to lessen the impact of potential future declines in unit sales and profitability of its tobacco distribution business.


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     NET SALES. Net sales for the three months ended September 30, 1998 were $657.9 million, an increase of $10.7 million or 1.7% from the comparable period in 1997.

     Net sales of cigarettes for the three months ended September 30, 1998 were $437.1 million, an increase of $7.0 million or 1.6% from the comparable period in 1997. The Company's total cigarette unit sales for the three months ended September 30, 1998 were 23.1 million cartons, a decrease of 1.6 million cartons or 6.5% from the comparable period in 1997. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices that were passed along to the Company's customers. The decrease in carton sales occurred primarily in California, and was principally due to increased price competition. The California market, which is generally the most price competitive market in which the Company operates, has been significantly affected by sales of cigarettes originally intended for export, but which are reintroduced into the domestic market (known in the industry as "grey market" cigarettes). Although "grey market" cigarettes are produced by the major tobacco companies, because the product is intended for export only, traditional wholesalers, like the Company, are prohibited from acquiring and selling these products by the manufacturers who produce them. These "grey market" cigarettes sell for substantially less than cigarettes intended for domestic sale, and the Company has lost volume because of these products. On August 12, 1998, the California Legislature passed a law prohibiting the sale and distribution of these export cigarettes. However, the Company is unable to predict what effect this new legislation will have on the sale of "grey market" cigarettes in the state of California.

     Net sales of food and non-food products for the three months ended September 30, 1998 were $220.8 million, an increase of $3.7 million or 1.7% from the comparable period in 1997. The increase occurred primarily in grocery sales, which increased $5.9 million or 33.5%, retail beverage sales, which increased $3.8 million or 16.0%, and fast food sales, which increased $2.0 million or 7.8%. The increases were partially offset by decreases in confection sales of $8.7 million, or 12.8%, which resulted from the loss of one customer whose purchases were heavily oriented towards confection products, and decreases in other tobacco sales of $2.4 million or 6.2%.

     GROSS PROFIT. Gross profit for the three months ended September 30, 1998 was $47.6 million, an increase of $0.5 million from the comparable period in 1997. The increase was primarily due to sales increases in both the cigarette and the food and non-food categories. The gross profit margin for the three months ended September 30, 1998 decreased slightly, to 7.23% of net sales, as compared to 7.27% of net sales for the comparable period in 1997. The decrease in overall gross profit margin was primarily due to the fact that, while both cigarette gross profit margin, as well as gross profit per carton, increased during the third quarter of 1998, as compared to the comparable 1997 period, gross profit margins on net sales of food and non-food products declined slightly. For the three months ended September 30, 1998, the Company recognized LIFO expense of $1.4 million, compared to $2.5 million in the comparable period in 1997. The decrease in LIFO expense for the three months ended September 30, 1998, was primarily due to smaller cigarette price increases as compared to the same period for 1997.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended September 30, 1998 were $38.8 million, an increase of $1.1 million or 2.8% from the comparable period in 1997. Operating expenses increased to 5.9% of net sales for the three months ended September 30, 1998 as compared to 5.8% for the comparable period in 1997.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended September 30, 1998 was $8.7 million, a decrease of $0.5 million or 5.8% compared to the comparable period in 1997. As a percentage of net sales, operating income for the three months ended September 30, 1998 was 1.3%, as compared to 1.4% for the comparable period in 1997.

     NET INTEREST EXPENSE. Net interest expense for the three months ended September 30, 1998 was $3.7 million, a decrease of $0.9 million or 19.9% from the comparable period in 1997. The net decrease resulted from a decrease in the Company's borrowing rates as a result of the asset securitization and a decrease in average debt levels.

     DEBT REFINANCING COSTS. Debt refinancing costs were $0.3 million for the three months ended September 30, 1998 and September 30, 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     NET SALES. Net sales for the nine months ended September 30, 1998 were $1,830.2 million, an increase of $40.2 million or 2.2% over the comparable period in 1997. Net sales of cigarettes and food and non-food products both increased in 1998 compared to 1997.

     Net sales of cigarettes for the nine months ended September 30, 1998 were $1,220.3 million, an increase of $26.1 million or 2.2% over the comparable period in 1997. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices that were passed along to the Company's customers. The Company's total cigarette unit sales for the nine months ended September 30, 1998 were 66.0 million cartons, a decrease of 3.4 million cartons, or 4.9% from the comparable period in 1997. Substantially all of this decline occurred in the second and third quarters, and was principally due to increased price competition in California, primarily the result of the "grey market" activity as explained above in connection with the three months ended
September 30, 1998.

     Net sales of food and non-food products for the nine months ended September 30, 1998 were $609.9 million, an increase of $14.1 million or 2.4% over the comparable period in 1997. The increase occurred primarily in fast food sales, which increased $7.8 million or 11.5%, grocery sales, which increased $7.1 million or 14.1%, and snack sales, which increased $5.3 million or 12.9%. These increases were partially offset by decreases in confection sales of $12.2 million or 6.4%, which resulted from the loss of one customer whose purchases were heavily oriented towards confection products, and other tobacco product sales of $2.5 million or 2.3%.

     GROSS PROFIT. Gross profit for the nine months ended September 30, 1998 was $132.7 million, a decrease of $1.0 million from the comparable period in 1997. The gross profit margin for the nine months ended September 30, 1998 decreased to 7.25% of net sales as compared to 7.47% of net sales for the comparable period in 1997. The decrease in gross profit margin was primarily due to the fact that, while the dollar amount of cigarette gross profit per unit increased during this period, the Company's overall cigarette prices per unit increased at a faster rate, due to significant increases in manufacturers' list prices. Gross profit margins earned on net sales of food and non-food products declined slightly. For the nine months ended September 30, 1998, the Company recognized LIFO expense of $5.5 million compared to $3.5 million for the comparable period in 1997. The increase in LIFO expense was due to inflation in the cigarette category, and was offset by gains resulting from increases in manufacturers' list prices.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the nine months ended September 30, 1998 were $111.9 million, an increase of $1.2 million or 1.1% over the comparable period in 1997. However, such expenses for the nine months ended September 30, 1998 decreased to 6.1% of net sales as compared to 6.2% for the comparable period in 1997. The higher expenses as a percent of net sales in the 1997 period reflect approximately $2.4 million (0.1% of 1997 net sales) of one-time duplicative facility costs as a result of the Sosnick acquisition.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the nine months ended September 30, 1998 was $20.8 million, a decrease of $2.2 million or 9.7% compared to the comparable period in 1997. As a percentage of net sales, operating income for the nine months ended September 30, 1998 was 1.1%, as compared to 1.3% for the comparable period in 1997.

     NET INTEREST EXPENSE. Net interest expense for the nine months ended September 30, 1998 was $11.7 million, a decrease of $2.0 million or 14.4% from the comparable period in 1997. The net decrease resulted primarily from a decrease in the Company's borrowing rates as a result of the asset securitization and a decrease in average debt levels.

     DEBT REFINANCING COSTS. Debt refinancing costs for the nine months ended September 30, 1998 were $1.9 million, an increase of $0.8 million or 67.8% over the comparable period in 1997. This increase resulted primarily from a one-time write off of unamortized costs relating to the modification of the Revolving Credit Facility (see Note 6 - Asset Securitization).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise primarily from the funding of its working capital needs, capital expenditure programs and debt service requirements with respect to its credit facilities. The Company has no mandatory reductions of principal on its Revolving Credit Facility, its Accounts Receivable Facility or its $75 million Senior Subordinated Notes prior to their final maturities in 2003. The Company historically has financed its operations through internally generated funds and borrowings under its credit facilities.

     Significant increases in the cost of cigarettes would occur if legislation were approved to enact the Proposed Settlement, or if future legislation similar to the McCain Bill were enacted. Based upon various industry estimates of wholesale price increases which would result from different settlement scenarios, the Company's required working capital would increase significantly. Depending upon the ultimate level of actual wholesale price increases, or if the terms or amount of state and provincial excise taxes were adversely changed, or if the volume of cigarettes sold by the Company significantly declined as a result of higher prices or taxes, or both, the Company could be required to seek additional financing in order to meet such higher working capital requirements. Any significant increase in debt would also increase the Company's interest expense.

     The Company's debt obligations totaled $180.5 million at September 30, 1998, a decrease of $16.5 million from $197.0 million at December 31, 1997. The net decrease in outstanding debt is primarily due to decreased borrowings needed to finance working capital funding requirements. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. At year end, the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically lower at the end of any fiscal year compared to interim periods. However, at September 30, 1998, the Company's inventory levels were higher than the same period last year due to higher cigarette inventories, resulting in a decrease in cash provided by operating activities for the nine months ended September 30, 1998, as compared to the same period in 1997.

          The Company made capital expenditures of $4.0 million for the nine months ended September 30, 1998. For the remainder of 1998, the Company estimates it will spend approximately $2 to $3 million for capital requirements, principally consisting of warehouse facilities and other equipment. These expenditures are expected to be funded out of net cash provided by operating activities and the Company's credit facilities.

     On April 1, 1998, the Company entered into a transaction to securitize its U.S. trade accounts receivable portfolio ("Accounts Receivable Facility"). In connection with this transaction, the Company formed a wholly-owned special purpose, bankruptcy-remote subsidiary (the "Special Purpose Company" or "SPC"), to which the U.S. trade accounts receivable originated by the Company are sold or contributed, without recourse, pursuant to a receivables sale agreement. The receivables have been assigned, with a call option by the SPC, to a trust formed pursuant to a pooling agreement; the SPC issued two classes of term certificates with an aggregate principal value of $55 million, and variable certificates of up to $30 million representing fractional undivided interests in the receivables and the proceeds thereof. The revolving period of the securitization expires in January 2003, or earlier if an early amortization event, as defined in the pooling agreement, occurs. The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class B) above the Eurodollar Rate, which was 5.38% as of September 30, 1998. The interest rate on the variable certificates is 0.50% above the commercial paper rate (as defined in the securitization agreement), which was 5.25% as of September 30, 1998.

     In connection with the securitization of accounts receivable, the Company amended its Revolving Credit Facility. The amendment reduced the available credit facility from $175 million to $120 million, reduced its interest rates from 1.5% to 1.0% above the Prime Rate, and from 2.5% to 2.0% above the Eurodollar Rate, as defined in the amendment, and extended the maturity through April 2003. As a result of this modification, the Company wrote off $0.9 million of unamortized refinancing costs relating to the Revolving Credit Facility in the second quarter of 1998. Effective October 1, 1998, the Company's interest rates on the Revolving Credit Facility were further reduced from 1.0% to 0.75% above the Prime Rate, and from 2.0% to 1.75% above the Eurodollar rate, as defined in the amendment.

     The net result of the (i) securitization of the Company's U.S. trade accounts receivable portfolio and (ii) the modification of the Revolving Credit Facility was to lower the Company's cost of borrowings, and to increase its variable-rate borrowing capacity from $175 million to $205 million.

IMPACT OF YEAR 2000 COMPLIANCE ISSUES

     The Company is reliant upon various information technology and non-information technology systems that the Company is currently in the process of assessing and modifying or converting to be year 2000 compliant. Year 2000 compliance indicates that computer software, hardware and embedded processors are able to correctly process the year 2000 date parameter. The systems being assessed for year 2000 compliance include the Company's computer programs, certain building infrastructure components (including, elevators, alarm systems and certain HVAC systems), certain data collection and transmission devices and the systems of customers, vendors and other constituents with whom the Company has material relationships that could have an impact on the Company's operations. Non-compliance could result in a disruption of the business, which could have a material impact on the Company's results of operations, financial position and/or cash flows.

     The most reasonable and likely result of non-compliance would be the Company's inability to utilize its computer systems to process daily transactions, which could result in increased operating costs and delayed shipments to customers, and as a result, the possible monetary losses from cancelled future business and lawsuits for breach of contract with these customers. The Company is currently in the process of developing contingency plans for various business disruptions, which will include procedures to mitigate the effect of year 2000 non-compliance issues. The contingency plans will include procedures for manual processing of daily transactions in the event of an inability to use the Company's computer systems, as well as procedures for transmitting and receiving data from third parties with non-compliant systems.

     The assessment phase of the Company's systems is complete as of September 30, 1998. The Company has completed modification or conversion and testing of approximately 80% of the Company's systems as of September 30, 1998. The Company presently believes that the modification or conversion of existing systems will be completed in the first quarter of 1999.

     The Company has initiated formal communications with customers, vendors and other constituents with whom the Company has material relationships, to determine the extent to which the Company is vulnerable to those third parties' failure to become year 2000 compliant. The Company presently believes that the third party assessment process will be completed by March 31, 1999 and is approximately 30% complete as of September 30, 1998. However, there can be no assurance that the systems of other companies will be modified or converted on time, which could have an adverse effect on the Company's operations.

     The Company has utilized and will continue to utilize internal resources to modify or convert and test for year 2000 compliance. The estimated total cost for the assessment, modification or converting and testing of the Company's systems is approximately $1.1 million. These costs represent approximately 42% of the total fiscal 1998 information technology budget and are comprised of $0.1 million for assessment and $1.0 million for software modification or conversion. As a result of the year 2000 compliance effort, the Company believes that no information technology projects have been deferred that will have a material impact on the Company's operations. All of the costs related to year 2000 compliance have been expensed as incurred, and have been and are expected to be funded through operating cash flows. The Company has incurred approximately $0.95 million of costs as of September 30, 1998 which were comprised of $0.1 million for assessment and $0.85 million for software modification or conversion.

     The costs associated with year 2000 compliance are based on management's estimates, which were derived using numerous assumptions of future events, including the cost and continued availability of certain resources, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.


IMPACT OF TOBACCO TAXES

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. In general, such taxes have been increasing, and several states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products. In November 1998, Proposition 10 was passed in the California general election. This proposition, which is effective January 1, 1999, will increase California state excise taxes on cigarettes by $5.00 per carton, as well as increase taxes on cigars and other tobacco products.

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

     In 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivatives, requiring recognition as either assets or liabilities on the balance sheet and measurement at fair value. The Company plans to adopt this statement for fiscal 1999. The Company has not yet determined the effect adoption of this statement will have on the Company's consolidated financial position, results of operations or cash flows.

     In 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Currently, the Company generally expenses the costs of developing or obtaining internal-use software as incurred. The Company is currently evaluating SOP 98-1, but does not expect it to have a material impact on its consolidated financial statements. This SOP is effective for the Company's financial statements for the year ended December 31, 1999. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued.

                             PART II - OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

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


LEGAL MATTERS

     As previously reported, in May 1996, the Court of Appeals for the Fifth Circuit decertified a federal class action purportedly brought on behalf of all cigarette smokers in the United States. Following the decertification, lawyers for the class brought state class action lawsuits in a number of states, with the objective of filing such lawsuits in all fifty states, the District of Columbia and Puerto Rico. Several of these state lawsuits name cigarette distributors as defendants.

     As previously reported, in October 1996, a subsidiary of the Company was named as a defendant in a class action lawsuit filed in state court in New Mexico. The other defendants include the principal U.S. tobacco manufacturers as well as other distributors. The case is brought on behalf of a putative class of smokers who reside in New Mexico, each of whom is allegedly nicotine dependent. The suit seeks, on behalf of the class, compensatory damages, punitive damages and equitable relief, including medical monitoring of the class members.

     As previously reported, in January 1998, the Company was served with a summons and First Amended Complaint in an action brought by Operating Engineers Local 12 Health and Welfare Trust (on behalf of itself and all others similarly situated), in the United States District Court for the Central District of California, against the principal tobacco manufacturers, the Company and other distributors and retailers of tobacco products. The complaint seeks, inter alia, compensatory and punitive damages, restitution for monies expended by the Trust for health care of its members who have used tobacco products, and forms of injunctive relief.

     From April 1998 through October 1998, the Company was named as a defendant in 23 similar actions brought by various union health and welfare trusts, filed in state courts of several counties in Northern California against major tobacco manufacturers as well as other distributors. The complaints seek, inter alia, compensatory and punitive damages, restitution for monies expended by the trusts for health care of its members who have used tobacco products, and forms of injunctive relief.

     As previously reported, in May 1998, a division of the Company was named a defendant and served in an individual tobacco litigation complaint filed in a state court in Broward County, Florida. The other defendants include the principal U.S. tobacco manufacturers as well as other distributors/retailers. The case is brought on behalf of two individuals, residents of Florida, who have purchased cigarette products distributed by the Company, and alleges, among other things, the plaintiffs have suffered personal injuries and economic losses from the use of such cigarettes. The suit seeks, on behalf of the plaintiffs, compensatory damages and punitive damages.

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

         Not applicable


ITEM 5:  OTHER INFORMATION

         Not applicable


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         27    Financial Data Schedule



(b)      REPORTS ON FORM 8-K

         During the third quarter of 1998, the Company filed no reports on Form 8-K.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on November 13, 1998.


                                   CORE-MARK INTERNATIONAL, INC.



                                   By:

                                      ----------------------------------------
                                      Leo F. Korman, Senior Vice President and
                                            Chief Financial Officer