Form 10-K405
period 1998-12-31
CORE MARK INTERNATIONAL INC
filed 1999-03-22
CIK 1024726

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of February 28, 1999, all of the Registrant's voting stock was held by affiliates of the Registrant. (See Item 12.)

     Registrant's Common Stock outstanding at February 28, 1999 was 5,500,000 shares.

                    FORWARD-LOOKING STATEMENTS OR INFORMATION

       Certain statements contained in this annual report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere herein and in the documents incorporated herein by reference are not statements of historical fact but are future-looking or forward-looking statements that may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such forward-looking terminology as the words "believes," "expects," "may," "will," "should," or "anticipates" (or the negative of such terms) or other variations thereon or comparable terminology, or because they involve discussions of Core-Mark International, Inc.'s strategy. Such forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. The ability of Core-Mark International, Inc. (the "Company") to achieve the results anticipated in such statements is subject to various risks and uncertainties and other factors which may cause the actual results, level of activity, performance or achievements of the Company or the industry in which it operates to be materially different from any future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the general state of the economy and business conditions in the United States and Canada; adverse changes in consumer spending; the ability of the Company to implement its business strategy, including the ability to integrate recently acquired businesses into the Company; the ability of the Company to obtain financing; competition; the level of retail sales of cigarettes and other tobacco products; possible effects of legal proceedings against manufacturers and sellers of tobacco products; and the effect of government regulations affecting such products. As a result of the foregoing and other factors affecting the Company's business beyond the Company's control, no assurance can be given as to future results, levels of activity, performance or achievements and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

       The Company, with net sales of almost $2.5 billion in 1998, is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The Company's principal customers include traditional and petroleum convenience stores, grocery stores, drug stores, mass merchandisers and liquor stores. The Company offers its customers a wide variety of products including cigarettes, candy, snacks, fast food, groceries, health and beauty care products and other general merchandise.

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

       The wholesale distribution industry is highly fragmented and historically has consisted of a large number of small, privately-owned businesses and a small number of large, full-service wholesale distributors serving multiple geographic regions. Relative to smaller competitors, large distributors such as the Company benefit from several competitive advantages, including purchasing power, the ability to service chain accounts, economies of scale in sales and operations, the ability to spread fixed corporate costs over a larger revenue base and the resources to invest in management information services ("MIS") and other productivity enhancing technology. These factors have led to a consolidation of the wholesale distribution industry as companies either exit the industry or are acquired by large distributors seeking to further leverage their existing operations.

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

       INCREASE SALES TO EXISTING CUSTOMERS. Because the Company generally carries many products that its typical retail store customer purchases from other suppliers, a primary element of its growth strategy is to increase sales to existing customers. The Company's typical customer purchases its products from the Company, from manufacturers who distribute directly to retailers, and from a variety of smaller local distributors or jobbers. The Company is particularly focused on becoming the retail customer's primary supplier. The Company attempts to do this by implementing programs designed to eliminate the need for deliveries provided by local distributors and jobbers. Such programs are centered on increasing non-cigarette sales that provide higher gross margins than those associated with the distribution of cigarettes. As part of the effort, the Company provides compensation incentives to its sales force as well as a number of value-added services and marketing programs to its customers. These programs include: (i) Tully's to Go (a turnkey food service operation that maximizes profit with minimal labor); (ii) Smart Sets (which helps ensure that retailers display the right product in the right place); (iii) SmartStock-Registered Trademark- (which provides state of the art category management for key, high-volume, high-impulse convenience retail categories); and (iv) Profit Builder (a Company publication which offers manufacturer promotions).

       ADD NEW CUSTOMER LOCATIONS IN EXISTING MARKETS. The Company also seeks to leverage its existing distribution network by securing additional customers along existing routes. The Company believes it has many opportunities to add additional customers at low marginal distribution costs. The Company continues to focus on a number of new trade channels, including hotel gift shops, military bases, correctional facilities, college bookstores, movie theaters and video rental stores. The Company believes that there is significant opportunity to increase net sales and profitability by adding new customers and maximizing economies of scale.

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

       SELECTIVE ACQUISITIONS. The wholesale distribution industry is highly fragmented and comprised mainly of a large number of small, privately-held businesses. Management believes that the consolidation that has taken place in recent years will continue and that numerous attractive acquisition opportunities will arise. Given the current utilization rates of the Company's existing warehouse and distribution facilities as well as the quality of the Company's in-house MIS capability, management believes that a significant amount of incremental sales can be integrated into the Company's operations without significant additions to fixed costs.

PRODUCTS DISTRIBUTED

       The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. Cigarette net sales constituted approximately 68% of the Company's total net sales in 1998.

       CIGARETTE PRODUCTS

       The Company offers substantially all brands of cigarettes from all of the major manufacturers, including national premium labels such as Marlboro, Winston and Player; discount labels such as Viceroy, Basic, GPC and Doral; and deep discount labels such as the Company's private label brand, Best Buy-Registered Trademark-, as well as Best Value and Monarch.

       FOOD AND NON-FOOD PRODUCTS

       The Company offers its customers a wide variety of food and non-food products (approximately 37,000 stock keeping units (SKU's)), including candy, snacks, fast food, groceries, non-alcoholic beverages, health and beauty care products and general merchandise. The Company's strategy is to offer its convenience retail store customers a variety of food and non-food products at reasonable prices in flexible quantities.

       FOOD PRODUCTS. The Company's candy products include such brand name items as Snickers, Hershey Kisses, M&M's, Lifesavers and Dentyne. The Company also offers its own private label Cable Car-Registered Trademark- candy line. The Company's snack products include brand names such as Keebler, Nabisco and Planters.

       The Company's grocery products include national brand name items ranging from canned vegetables, soups, cereals, baby food, frozen foods, soaps and paper products to pet foods from such manufacturers as Del Monte, Carnation, Kellogg's and Purina. The Company offers a variety of non-alcoholic beverages, including juices, bottled water and sports drinks under brand names such as Tropicana, Veryfine and Gatorade.

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

CUSTOMERS

       The Company's current customer base is comprised of a wide range of retailers, including traditional and petroleum convenience stores, grocery stores, drug stores, mass-merchandisers and liquor stores. The Company also provides services to hotel gift shops, military bases, correctional facilities, college bookstores, movie theaters and video rental stores. In 1998, the Company's largest customer accounted for 3.6% of net sales, and the Company's ten largest customers accounted for approximately 27% of net sales. As a result of its size and geographic coverage, the Company supplies a number of regional and national chain corporations and, therefore, is able to distribute products to all or substantially all of such customers' individual store locations in the Company's market area.

       The Company strives to offer its customers greater flexibility, service and value than other distributors. The Company's willingness to work with retailers to arrive at a suitable delivery time, thereby allowing the store owner to schedule its labor requirements effectively, is an important facet of this flexibility. The Company believes that its ability to provide fully integrated technological services (electronic data interchange (EDI) services, store automation integration, data exchange, consultative services, retail price management systems and UPC control), bar-coded shelf labels to assist in effective shelf space management, timely communication of manufacturer price change information, seasonal and holiday special product/promotional offerings and salesperson assistance in order preparation are also important to the retailer in its selection of the Company as its supplier.

SUPPLIERS AND MANUFACTURERS

       The Company purchases products for resale to its customers from approximately 2,500 suppliers and manufacturers located throughout the United States and Canada. Although the Company purchases cigarette and tobacco products from all major United States and Canadian manufacturers, approximately 30%, 13%, 10% and 8% of the Company's net sales in 1998 were derived from products purchased by the Company from Philip Morris, R.J. Reynolds, Imperial Tobacco and Brown & Williamson, respectively. No other supplier's products represented more than 10% of net sales. In addition, Philip Morris manufactures the Company's private label Best Buy-Registered Trademark- cigarettes. The loss of or a major change in the Company's relationships with any of these manufacturers or in any of their structured incentive programs could have a material adverse effect on the Company's business and financial results.

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

DISTRIBUTION

       The Company maintains 19 distribution facilities, of which 15 are located in the western United States and four are located in western Canada. These distribution facilities include two consolidating warehouse operations, AMI and Artic Cascade. Each distribution facility is outfitted with modern equipment (including freezers and coolers as required) for receiving, stocking, order selection and loading a large volume of customer orders on trucks for delivery. Each facility provides warehouse, distribution, sales and support functions for its geographic area under the supervision of a division manager. In addition, the Company believes that the majority of its distribution facilities have the capacity to absorb significant future growth in net sales.

       The Company's trucking system includes straight trucks and tractors (primarily leased by the Company) and trailers (primarily owned by the Company). The Company's standard is to maintain its transportation fleet to an average age of five years or less. The Company employs a state-of-the-art, computerized truck routing system to efficiently construct delivery routes.

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

EMPLOYEES

       As of December 31, 1998, the Company had 2,389 employees.

       The Company is a party to local collective bargaining agreements with the International Brotherhood of Teamsters covering clerical, warehouse and transportation personnel at its facilities in Hayward, California, and covering warehouse and transportation personnel in Las Vegas, Nevada. The Company is party to a collective bargaining agreement with United Food Commercial Workers covering warehouse and transportation personnel in Calgary, Alberta. The Company is a party to a collective bargaining agreement with Industrial Wood and Allied Workers of Canada covering warehouse personnel in Victoria, British Columbia. The agreements covering employees in Hayward and Las Vegas expire on January 15, 2000 and March 31, 1999, respectively. The agreement covering employees in Calgary expires on August 31, 2001. The agreement covering employees in Victoria expires on April 5, 1999. These agreements cover an aggregate of less than 10% of the Company's employees.

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

       The Company's leases expire on various dates between 1999 and 2008, and in many instances give the Company renewal options. The aggregate rent paid in connection with the Company's distribution facilities, regional sales offices and corporate and administrative offices was approximately $6.7 million in 1997 and $7.0 million in 1998. The Company's distribution facilities range from 28,000 to 194,000 square feet and account for approximately 1.7 million square feet in aggregate. Management believes that the Company's current utilization of warehouse facilities is approximately 70% to 80% in the aggregate.

ITEM 3.   LEGAL PROCEEDINGS

REGULATORY AND LEGISLATIVE MATTERS

       The tobacco industry is currently subject to significant regulatory restrictions, such as the requirement that product packages display warning labels, a prohibition on television and radio advertising and prohibitions on sales to minors. In August 1996, the United States Food and Drug Administration (the "FDA") determined that it had jurisdiction over cigarettes and smokeless tobacco products and issued regulations restricting the sale, distribution and advertising of cigarette and smokeless tobacco products, especially to minors. The FDA regulations are significant not only because of their substance, but also because the FDA determined that it has jurisdiction over cigarettes and smokeless tobacco as "combination products having both a drug component, including nicotine, and device components." The regulations regulate such products as "devices." The major U.S. tobacco manufacturers challenged the jurisdiction of the FDA to regulate tobacco products as "drugs" or "devices" and in April 1997 the U.S. District Court for the Middle District of North Carolina held that the FDA could impose restrictions on access to and labeling of tobacco products, but did not have authority to restrict the promotion and advertisement of such products. The court stayed implementation of the FDA regulations except for those establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under the age of 27. On August 14, 1998, however, the United States Court of Appeals for the Fourth Circuit reversed the decision of the District Court, finding that the FDA lacked statutory authority to regulate tobacco products altogether. The FDA's petitions for rehearing and rehearing en banc were denied and, on January 19, 1999, the FDA filed a petition for review by the Supreme Court which is currently pending.

       In November 1998, 46 states, five territories and the District of Columbia entered into a settlement with four major tobacco companies to resolve litigation over smoking-related costs incurred by state Medicaid programs. Included in the terms of the settlement are conditions that tobacco companies participating in the settlement may not: target youth in the advertising, promotion or marketing of tobacco products (including the use of cartoons in such promotion); use tobacco brand names to sponsor concerts, athletics events or other events in which a significant percentage of the audience is under 18 years of age; advertise products in conspicuous places outdoors (such as billboards) or on transit vehicles; merchandise a tobacco brand name through the marketing, distribution or sale of apparel or other merchandise; provide free samples of tobacco products in any area except an adults-only facility; distribute or sell cigarettes in pack sizes of less than 20; or lobby state legislatures on certain anti-tobacco initiatives (such as limitations on youth access to vending machines). Many of these provisions took effect in November 1998; most of the remaining provisions will take effect by April 23, 1999. The Company is unable to assess the effects that this agreement will have on the sale of the Company's products; there can be no assurance that these new restrictions will not result in a material reduction of the consumption of tobacco products in the United States and thus will not have a material adverse effect on the Company's business and financial position.

       In addition, a number of bills were introduced in Congress during 1997 and 1998 that would confirm or expand the FDA's jurisdiction, but none were enacted. No legislation addressing FDA jurisdiction over tobacco products has been introduced in 1999 as of this date, but similar legislation is nonetheless possible. In addition, proposals have been made in recent years to require additional warning notices on tobacco products, to disallow advertising and promotional expenses as deductions under federal tax law and to further regulate the production and distribution of cigarettes and smokeless tobacco. While neither the FDA regulations, the state Medicaid litigation settlement, nor recent legislation would impose restrictions on the sale of cigarettes and smokeless tobacco products to adults, there can be no assurance such restrictions will not be proposed in the future or that any such proposed legislation or regulations would not result in a material reduction of the consumption of tobacco products in the United States or would not have a material adverse effect on the Company's business and financial position.

       Over the past decade, various state and local governments have imposed significant regulatory restrictions on tobacco products, including sampling and advertising bans or restrictions, packaging regulations and prohibitions on smoking in restaurants, office buildings and public places. With a limited number of exceptions, the state Medicaid litigation settlement prohibits the participating tobacco manufacturers from challenging any restriction relating to tobacco control enacted prior to June 1, 1998. Additional state and local legislative and regulatory actions are being considered and are likely to be promulgated in the future. The Company is unable to assess the future effects that these various proposals may have on the sale of the Company's products.

       The Company is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and the presence of hazardous substances in the workplace and establish standards for vehicle and employee safety and for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, the Hazardous Materials Transportation Act and the Occupational Safety and Health Act. Future developments, such as stricter environmental or employee health and safety laws and regulations thereunder, could affect the Company's operations. The Company does not currently anticipate that the cost of its compliance with or of any foreseeable liabilities under environmental and employee health and safety laws and regulations will have a material adverse effect on its business and financial condition.

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

       As previously reported, in January 1998, the Company was served with a summons and First Amended Complaint in an action brought by Operating Engineers Local 12 Health and Welfare Trust (on behalf of itself and all others similarly situated), now part of a coordinated proceeding pending in the Superior Court for San Diego County, against the principal tobacco manufacturers, the Company and other distributors and retailers of tobacco products. The complaint seeks, inter alia, compensatory and punitive damages, restitution for monies expended by the Trust for health care of its members who have used tobacco products, and forms of injunctive relief.

       From April 1998 through the date of this filing, the Company was named as a defendant in 23 additional similar actions brought by various union health and welfare trusts, coordinated into a single proceeding now pending in the Superior Court for San Diego County, against major tobacco manufacturers as well as other distributors. The complaints seek, inter alia, compensatory and punitive damages, restitution for monies expended by the trusts for health care of its members who have used tobacco products, and forms of injunctive relief.

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

       In November 1998, the Company was served with a summons and complaint in an action brought by the Pechanga Band of Luiseno Mission Indians, which is now part of the coordinated proceedings involved in the union health and welfare trust cases noted above. The complaint seeks, inter alia, compensatory and punitive damages, restitution for monies expended by the tribe for the health care of its members who have used tobacco products, and forms of injunctive relief.

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

ITEM 6.                        SELECTED HISTORICAL
                      CONSOLIDATED FINANCIAL AND OTHER DATA

       The following table sets forth selected historical consolidated financial and other data for the Company. The historical financial data as of the end of and for each year in the five year period ended December 31, 1998 have been derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all contained elsewhere in this Form 10-K.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                               SELECTED HISTORICAL
                      CONSOLIDATED FINANCIAL AND OTHER DATA


                                                              YEAR ENDED DECEMBER 31,
                                                                   (IN THOUSANDS)
                                          ------------------------------------------------------------------
                                              1994         1995         1996         1997           1998
                                          ------------  -----------   ----------   ----------     ----------
STATEMENT OF INCOME DATA:

     Net sales (a).......................  $1,855,356   $2,047,187    $2,175,367   $2,395,867    $2,476,376
     Costs of goods sold (b).............   1,719,999    1,901,604     2,017,654    2,216,162     2,295,659
                                            ---------    ---------     ---------    ---------     ---------
     Gross profit (b)....................     135,357      145,583       157,713      179,705       180,717
     Operating and administrative
         expenses........................     116,080      125,245       130,493      148,902       150,977
                                            ---------    ---------     ---------    ---------     ---------
     Operating income (b)................      19,277       20,338        27,220       30,803        29,740
     Interest expense, net...............       5,773        6,987         9,916       18,181        15,402
     Amortization of debt
            refinancing costs (c)........       1,600        1,065         1,319        1,498         2,204
                                            ---------    ---------     ---------    ---------     ---------
     Income before income taxes
         and extraordinary item..........      11,904       12,286        15,985       11,124        12,134
     Income tax expense..................       2,816        5,563         6,941        4,834         4,925
                                            ---------    ---------     ---------    ---------     ---------
     Income before extraordinary item....       9,088        6,723         9,044        6,290         7,209
     Extraordinary item, net of tax (d)..          --           --        (1,830)          --            --
                                            ---------    ---------     ---------    ---------     ---------
     Net income (b)......................    $  9,088     $  6,723      $  7,214     $  6,290      $  7,209
                                            ---------    ---------      --------     --------      --------
                                            ---------    ---------      --------     --------      --------

OTHER DATA:

     EBITDAL (e).........................    $ 24,271     $ 29,696      $ 35,169     $ 41,597      $ 56,419
     Cash provided by (used in):
         Operating activities............      54,708       12,529        26,621       17,547         5,933
         Investing activities............      (5,974)     (16,896)       (6,079)     (30,739)       (5,311)
         Financing activities............     (43,586)      11,397       (18,972)       3,549         9,533
     Depreciation and amortization (f)...       5,541        5,943         6,573        7,528         8,065
     LIFO expense (income) (b)...........        (547)       3,415         1,376        3,266        18,614
     Capital expenditures................       5,376        7,286         6,079        9,378         5,311



                                                                 AS OF DECEMBER 31,
                                                                   (IN THOUSANDS)
                                          ------------------------------------------------------------------
                                               1994         1995         1996         1997           1998
                                          ------------   ----------   ----------   ----------     ----------
BALANCE SHEET DATA:

     Total assets.......................     $293,743     $324,536      $329,036     $336,580      $359,390
     Total debt, including current
         maturities.....................       84,627      101,598       193,463      197,012       208,124
     Mandatorily redeemable
         preferred stock (g)............       41,767           --            --           --            --


     See Notes to Selected Historical Consolidated Financial and Other Data.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                    NOTES TO SELECTED HISTORICAL CONSOLIDATED
                            FINANCIAL AND OTHER DATA

(a) In the second quarter of 1995, the Company completed two acquisitions which added approximately $62 million in net sales for the year ended December 31, 1995. In February 1997, the Company completed an acquisition which added approximately $136 million in net sales for the year ended December 31, 1997.

(b) The Company's U.S. inventories are valued at the lower of cost or market. Cost of goods sold is determined on a last-in, first-out (LIFO) basis. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income compared to the FIFO method ("LIFO expense") while lower costs are retained in inventories. Conversely, during periods of declining prices or a decrease of the Company's inventory quantities, the LIFO method of costing inventories generally results in lower costs being charged against income compared to the FIFO method ("LIFO income"). During the year ended December 31, 1998, the Company recognized LIFO expense of $18.6 million, primarily due to several increases in domestic cigarette wholesale prices during 1998. However, the LIFO expense in 1998 was more than offset by profits resulting from such price increases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on the impact of the LIFO inventory valuation method on other accounting periods.

(c) Amortization of debt refinancing costs reflects the amortization of all costs associated with issuing, restructuring and refinancing debt.

(d) In connection with the August 7, 1996 Recapitalization, the Company fully repaid the outstanding debt under a previously existing credit facility. The early extinguishment of this debt resulted in a one-time extraordinary charge to income to write-off unamortized debt refinancing costs of $1.8 million, which is net of a $1.2 million income tax benefit (see Note 3 in the Notes to the Consolidated Financial Statements contained elsewhere in this Form 10-K).

(e) EBITDAL represents operating income before depreciation, amortization and LIFO expense (income), each as defined herein. EBITDAL should not be considered in isolation or as a substitute for net income, operating income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAL is included because it is one measure used by certain investors to determine a company's ability to service its indebtedness.

(f) Depreciation and amortization includes depreciation on property and equipment, amortization of goodwill and other non-cash charges, and excludes amortization of debt refinancing costs.

(g) Series B Preferred Stock, with a $50.0 million stated value and a mandatory redemption date of December 31, 1995, was issued in conjunction with a restructuring in 1991 and was initially recorded at a discounted fair value and accreted through March 1995, at which time it was exchanged, along with warrants owned by the senior lenders, for equity in a holding company that was also owned by certain members of management. At that time, the carrying value of the Preferred Stock was reclassified into additional paid-in capital.

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

GENERAL

       The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the year ended December 31, 1998, approximately 68%, 22% and 10% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.

TOBACCO INDUSTRY BUSINESS ENVIRONMENT

       Manufacturers and distributors of cigarettes and other tobacco products are currently facing a number of significant issues that affect the business environment in which they operate including proposed additional governmental regulation (see Item 3. "Legal Proceedings - Regulatory and Legislative Matters"); actual and proposed excise tax increases (see "Impact of Tobacco Taxes"); increased litigation involving health and other effects of cigarette smoking and other uses of tobacco (see Item 3. "Legal Proceedings - Legal Matters"); and potential litigation by the U.S. Department of Justice to recover federal Medicare costs allegedly connected to smoking.

       In June 1997, a so called "national settlement" of many of these issues was proposed following negotiations among major U.S. tobacco manufacturers, state attorneys general, representatives of the public health community and attorneys representing plaintiffs in certain smoking and health litigation. The national settlement required implementation by federal legislation, however, and such legislation was considered but not passed by the Congress in 1998. Similar federal legislation has not been introduced to date in 1999.

       In light of failure of the national settlement legislation, the four largest U.S. cigarette manufacturers and the attorneys general of 46 states, 5 territories, and the District of Columbia agreed to a settlement of approximately $400 billion for public health-care costs allegedly connected to smoking. The settlement -- which takes effect in each settling jurisdiction when the courts in each such jurisdiction enter a final consent decree consistent with the settlement (and any appeals of such decree are disposed of or become time-barred) -- allows for payment of the agreed sum by the cigarette manufacturers over 25 years, settles the state and territory health-care claims against the tobacco industry, and imposes a number of new marketing, advertising, sales and other restrictions on tobacco products (see
Item 3. "Legal Proceedings - Regulatory and Legislative Matters"). As a direct result of this settlement, the major cigarette manufacturers raised the wholesale price of cigarettes by $4.50 per carton, effective November 24, 1998, bringing the total per-carton price increase in the United States in 1998 to $6.35.

       Effective January 1, 1999, the State of California increased the state excise tax on cigarettes by $5.00 per carton. California is the Company's largest market, representing approximately 44% of carton sales in 1998.

         The Company believes that price and tax increases of this magnitude will have a negative impact on overall industry unit sales. Accordingly, the Company believes that these price and tax increases will negatively affect the Company's business of distributing tobacco products by decreasing the volume of product sales. The Company does not believe that it is able to quantify the impact of these higher prices and taxes on future sales of cigarettes and other tobacco products. Manufacturer price increases will also increase the Company's debt and interest expense levels. The Company believes that it has adequate financing arrangements in place at the present time to finance the additional working capital requirements of the most recent manufacturer price increases. However, depending upon future levels of manufacturer price increases, or if the terms or amounts of state and provincial excise taxes were adversely changed, the Company may be required to seek additional financing in order to meet such higher working capital requirements.

       During the most recent five year period, the Company's sales of cigarettes were (in thousands):


               For the year ended
                   December 31,                     Net Sales       Cartons
                   -----------                      ---------       -------
                       1994                         $1,299,687       80,703
                       1995                          1,446,697       88,933
                       1996                          1,505,744       90,897
                       1997                          1,603,362       92,368
                       1998                          1,671,860       87,951


       The Company's business strategy has included, and continues to include, increasing sales of higher margin, non-tobacco products, a strategy which is intended to lessen the impact of potential future declines in unit sales and profitability of its tobacco distribution business.

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

       During periods of price inflation in the Company's product lines, the LIFO methodology generally results in higher expenses being charged to cost of goods sold ("LIFO expense") while lower costs are retained in inventories. Historically, increases in the Company's cost of cigarettes resulted from a combination of cost increases by cigarette manufacturers and increases in federal and state excise taxes. In 1996 and 1997, LIFO expense of $1.4 million and $3.3 million, respectively, is primarily the result of increases in cigarette prices. In 1998, cigarette manufacturers increased prices significantly, resulting in LIFO expense of $18.6 million for the year.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

       NET SALES. Net sales for 1998 were $2,476.4 million, an increase of $80.5 million or 3.4% over 1997. The increase in net sales was due to higher net sales in both cigarettes and food and non-food products.

       Net sales of cigarettes for 1998 were $1,671.9 million, an increase of $68.5 million or 4.3% over 1997. The Company's total cigarette unit sales for 1998 were 88.0 million cartons, a decrease of 4.4 million cartons or 4.8% from 1997. The increase in net sales dollars of cigarettes was principally due to increases in manufacturers' list prices that were passed along to the Company's customers. The decrease in carton sales occurred both in the U.S., which declined by 3.2 million cartons or 4.2% and Canada, which declined by
1.2 million cartons or 7.8%. In the U.S. the decrease in carton sales occurred primarily in California, and was principally due to increased price competition. Outside of California, carton sales increased 6.7%. The California market, which is generally the most price competitive market in which the Company operates, has been significantly affected by sales of cigarettes originally intended for export, but which are reintroduced into the domestic market (known in the industry as "grey market" cigarettes). Although "grey market" cigarettes are produced by the major tobacco companies, the product is intended for export only, and traditional wholesalers, like the Company, are prohibited from acquiring and selling these products by the manufacturers who produce them. These "grey market" cigarettes sell for substantially less than cigarettes intended for domestic sale, and the Company has lost volume because of these products. In August 1998, the California Legislature passed a law prohibiting the sale and distribution of these export cigarettes. However, the Company is unable to predict what effect this new legislation will have on the sale of "grey market" cigarettes in the state of California. In Canada, the decline in cigarette volume is primarily due to the loss of one customer whose purchases were heavily oriented toward cigarettes.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997
(CONTINUED)

       Net sales of food and non-food products in 1998 were $804.5 million, an increase of $12.0 million or 1.5% over 1997. The increase occurred primarily in grocery sales, which increased $12.5 million or 18.5%, fast food sales, which increased $9.2 million or 9.9%, and snack sales, which increased $7.1 million or 13.0%. The increases were partially offset by decreases in confection sales of $21.0 million, or 8.3%, which resulted from the loss of one customer whose purchases were heavily oriented towards confection products.

       GROSS PROFIT. Gross profit for 1998 was $180.7 million, an increase of $1.0 million or 0.6% over 1997. Gross profit dollars in the cigarette category increased over 1997, despite lower volumes, as gross profit dollars per carton increased over the previous year. Gross profit margins on cigarette sales were virtually unchanged from 1997.

       Gross profit on food and non-food products declined slightly from 1997, on a small increase in sales volume of $12 million. The Company experienced a small decline in gross profit margins on these food and non-food product lines.

       The Company recognized LIFO expense of $18.6 million in 1998, as compared to $3.3 million in 1997. The great majority of the Company's LIFO expense is the result of price increases in the domestic cigarette categories. In 1998, the wholesale price of cigarettes increased by $6.35 per carton, as compared to $1.20 per carton in 1997. The impact of LIFO expense on the financial statements, which was caused by the sharp increase in the price of cigarettes, was more than offset by profits resulting from such price increases.

       OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for 1998 were $151.0 million, an increase of $2.1 million or 1.4% over 1997. However, such expenses in 1998 decreased to 6.1% of net sales as compared to 6.2% for 1997. The higher expenses as a percent of net sales in 1997 reflect approximately $2.4 million (0.1% of 1997 net sales) of one-time duplicative facility costs incurred as a result of the Sosnick acquisition (see Note 10 in the Notes to the Consolidated Financial Statements contained elsewhere in this Form 10-K).

       OPERATING INCOME. As a result of the foregoing factors, operating income for 1998 was $29.7 million, a decrease of $1.1 million or 3.5% compared to 1997. As a percentage of net sales, operating income for 1998 was 1.2%, as compared to 1.3% in 1997.

       NET INTEREST EXPENSE. Net interest expense for 1998 was $15.4 million, a decrease of $2.8 million or 15.3% from 1997. The net decrease resulted from a decrease in the Company's borrowing rates as a result of the securitization of certain receivables described below (see "Asset Securitization") and a decrease in average debt levels.

       AMORTIZATION OF DEBT REFINANCING COSTS. Debt refinancing costs were $2.2 million for 1998, an increase of $0.7 million or 47.1% over 1997. This increase resulted primarily from the write off of a portion of unamortized costs resulting from the modification of the Revolving Credit Facility (see "Asset Securitization").

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

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996
(CONTINUED)

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

       GROSS PROFIT. Gross profit for 1997 was $179.7 million, an increase of $22.0 million or 13.9% over 1996. The improvement was primarily due to increased gross profits from continued sales growth in the food and non-food product categories and the Sosnick acquisition. The gross profit margin for the year ended December 31, 1997 increased to 7.5% of net sales as compared to 7.3% of net sales for the year ended December 31, 1996. This increase resulted primarily from the growth in food and non-food sales (which carry significantly higher margins than cigarettes) to 33.1% of the Company's total 1997 net sales, from 30.8% for 1996. In 1997, the Company recognized LIFO expense of $3.3 million compared to $1.4 million in 1996. This increase in LIFO expense was primarily due to several increases in domestic cigarette wholesale prices totaling approximately $1.20 per carton during 1997 (compared to $0.40 per carton in 1996), which was more than offset by profits related to such price increases.

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

       AMORTIZATION OF DEBT REFINANCING COSTS. The Company successfully completed a refinancing and note offering in the third quarter of 1996. The costs directly related to such transactions are being amortized over the terms of the related debt. Debt refinancing costs for 1997 were $1.5 million, compared to $1.3 million in 1996.

ASSET SECURITIZATION

       On April 1, 1998, the Company entered into a transaction to securitize its U.S. trade accounts receivable portfolio ("Accounts Receivable Facility"). In connection with this transaction, the Company formed a wholly-owned special purpose bankruptcy-remote subsidiary (the "Special Purpose Company" or "SPC"), to which the U.S. trade accounts receivable originated by the Company are sold or contributed, without recourse, pursuant to a receivables sale agreement. The receivables have been assigned, with a call option by the SPC, to a trust formed pursuant to a pooling agreement. On April 1, 1998, the SPC issued two classes of term certificates with an aggregate principal value of $55 million, and variable certificates of up to $30 million representing fractional undivided interests in the receivables and the proceeds thereof.

       On a daily basis, collections related to sold receivables are administered by the Company acting as servicer, pursuant to a servicing agreement. Pursuant to supplements to the pooling agreement, certificate holders' accrued interest expense and other securitization expenses are reserved out of daily collections, before such remaining collections are returned to the Company by the SPC to pay for the SPC's purchase of newly originated receivables from the Company. The revolving period of the securitization expires in January 2003, or earlier if an early amortization event, as defined in the pooling agreement, occurs. The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class B) above the Eurodollar Rate which was 5.06% as of December 31, 1998. The interest rate on the variable certificates is 0.50% above the commercial paper rate (as defined in the securitization agreement), which was 4.90% as of December 31, 1998.

       In connection with the securitization of accounts receivable, the Company amended its Revolving Credit Facility. The amendment reduced the available credit facility from $175 million to $120 million, reduced its interest rates from 1.5% to 1.0% above the Prime Rate, and from 2.5% to 2.0% above the Eurodollar Rate, as defined in the amendment, and extended the maturity through April, 2003. As a result of this modification, the Company wrote off $0.9 million of unamortized refinancing costs relating to the Revolving Credit Facility in the second quarter of 1998. Based on certain criteria in the Revolving Credit Facility, the Company further reduced its interest rates effective October 1, 1998, from 1.0% to 0.75% above the Prime Rate, and from 2.0% to 1.75% above the Eurodollar Rate, which are the rates in effect at December 31, 1998.

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

       In November 1998, the four largest U.S. cigarette manufacturers and the state attorneys general of almost all of the fifty states, agreed to a multi-billion dollar settlement over public health costs connected to smoking (see "Tobacco Industry Business Environment"). As a direct result of this settlement, the cigarette manufacturers raised the wholesale price of cigarettes by $4.50 per carton, effective November 24, 1998, in order to cover initial costs of the settlement. This manufacturer price increase resulted in an increase in inventories and trade accounts receivable for the Company, and correspondingly higher debt and interest levels. The Company believes that it will be able to adequately finance the corresponding increase in working capital requirements relating to its existing business under its current credit facilities. At current levels of business activity, the Company has substantial excess borrowing capacity under its current credit facilities. However, if manufacturers' price increases or federal excise tax increases (over and above currently enacted increases) continued to sharply escalate, or if payment terms for state and provincial taxes were adversely changed (see "Impact of Tobacco Taxes"), the Company might be required to seek additional financing in order to meet such higher working capital requirements.

       The Company's debt obligations totaled $208.1 million at December 31, 1998, an increase of $11.1 million or 5.6% from $197.0 million at December 31, 1997. As of December 31, 1998, the amount outstanding under the Revolving Credit Facility was $59.1 million; an additional $32.8 million, after taking into account the borrowing base, was available to be drawn. In addition, the amount outstanding under the Accounts Receivable Facility was $74.0 million as of December 31, 1998. Under this facility, at December 31, 1998, the Company had sufficient collateral to issue up to its limit of variable certificates, or an additional $11.0 million. The net increase in outstanding debt is due primarily to an increase in working capital funding requirements resulting principally from increases in trade accounts receivable and inventory, primarily a result of increases in cigarette manufacturers' list prices that were passed along to the Company's customers. Debt requirements are generally the highest at December 31 when the Company historically carries higher inventory.

       The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. In 1998, net cash provided by operating activities was $5.9 million as compared to $17.6 million in 1997. The decrease resulted principally from changes in net working capital. In 1996, net cash provided by operating activities was $26.6 million. The decrease from 1996 to 1997 resulted principally from changes in net working capital.

       The Company made capital expenditures of $5.3 million in 1998. In 1999, the Company estimates it will spend approximately $7.5 million for capital requirements, principally consisting of warehouse facilities and other equipment.

IMPACT OF TOBACCO TAXES

       State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. During 1998, such taxes on cigarettes represented approximately 24% of cigarette net sales in the U.S. and 46% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

       In November 1998, Proposition 10 was passed in the California general election. This proposition, which was effective January 1, 1999, increased California state excise taxes on cigarettes by $5.00 per carton, as well as increased taxes on cigars and other tobacco products.

       Under current law, almost all state and Canadian provincial taxes are payable by the Company under credit terms which, on the average, exceed the credit terms the Company has approved for its customers to pay for products which include such taxes. This practice has benefited the Company's cash flow. If the Company were required to pay such taxes at the time such obligation was incurred without the benefit of credit terms, the Company would incur a substantial permanent increase in its working capital requirements and might be required to seek additional financing in order to meet such higher working capital requirements. Consistent with industry practices, the Company has secured a bond to guarantee its tax obligations to those states and provinces requiring such a surety (a majority of states in the Company's operating areas).

       The U.S. federal excise tax on cigarettes is currently $2.40 per carton of cigarettes. In August 1997, legislation was enacted that will raise the federal excise tax by $1.00 per carton of cigarettes starting in the year 2000 and by an additional $.50 per carton of cigarettes in 2002. Unlike the state and provincial taxes described above, U.S. federal excise taxes on cigarettes are paid by the cigarette manufacturers and passed through to the Company as a component of the cost of cigarettes. Such increases in U.S. federal taxes will increase the Company's working capital requirements by increasing the balances of its inventories and accounts receivable. The President as well as various members of Congress have suggested additional excise taxes on cigarette and tobacco products, either as part of the proposed legislative resolution of various issues affecting the U.S. tobacco industry discussed above or to finance unrelated federal spending.

IMPACT OF YEAR 2000 COMPLIANCE ISSUES

       In accordance with the safe harbor provisions of the Private Securities Act of 1995, the Company notes that certain statements contained in the following discussion concerning year 2000 issues are forward-looking in nature and are subject to many risks and uncertainties. These forward-looking statements include such matters as the Company's projected state of readiness, the Company's projected cost of remediation, the expected date of completion of each phase and the expected completion date of contingency plans. Such statements also constitute "year 2000 readiness disclosure" within the meaning of the year 2000 Information and Readiness Disclosure Act.

       The Company relies upon various information technology and non-information technology systems that the Company is currently in the process of assessing and modifying or converting to be year 2000 compliant. Year 2000 compliance indicates that computer software, hardware and embedded processors are able to correctly process the year 2000 date parameter. The systems being assessed for year 2000 compliance include the Company's computer programs, certain building infrastructure components (including elevators, alarm systems and certain HVAC systems), certain data collection and transmission devices and the systems of customers, vendors and other constituents with whom the Company has material relationships that could have an impact on the Company's operations. Non-compliance could result in a disruption of the business, which could have a material impact on the Company's results of operations, financial position and/or cash flows.

       The most reasonable and likely result of non-compliance would be the Company's inability to utilize its computer systems to process daily transactions, which could result in increased operating costs and delayed shipments to customers, and as a result, the possible monetary losses from canceled future business and lawsuits for breach of contract with these customers. The Company is currently in the process of developing contingency plans for various business disruptions, which will include procedures to mitigate the effect of year 2000 non-compliance issues. The contingency plans will include procedures for alternate processing of daily transactions in the event of an inability to use the Company's computer systems, as well as procedures for transmitting and receiving data from third parties with non-compliant systems.

       The assessment phase of the Company's systems was complete as of December 31, 1998. The Company has completed modification or conversion and testing of approximately 85% of the Company's systems as of December 31, 1998. The Company presently believes that the modification or conversion of existing systems will be completed in the second quarter of 1999.

       The Company has initiated formal communications with customers, vendors and other constituents with whom the Company has material relationships, to determine the extent to which the Company is vulnerable to those third parties' failure to become year 2000 compliant. The Company presently believes that the third party assessment process will be completed by June 30, 1999 and was approximately 80% complete as of December 31, 1998. However, there can be no assurance that the systems of other companies will be modified or converted on time, which could have an adverse effect on the Company's operations.

       The Company has utilized and will continue to utilize internal resources to modify or convert and test for year 2000 compliance. The estimated total cost for the assessment, modification or converting and testing of the Company's systems is approximately $1.1 million. These costs represent approximately 45% of the fiscal 1998 information technology department expenses and are comprised of $0.1 million for assessment and $1.0 million for software modification or conversion. As a result of the year 2000 compliance effort, the Company believes that no information technology projects have been deferred that will have a material impact on the Company's operations. All of the costs related to year 2000 compliance have been expensed as incurred, and have been and are expected to be, funded through operating cash flows. The Company has incurred approximately $1.0 million of costs as of December 31, 1998 which were comprised of $0.1 million for assessment and $0.9 million for software modification or conversion.

       The costs associated with year 2000 compliance are based on management's estimates, which were derived using numerous assumptions of future events, including the cost and continued availability of certain resources, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

INFLATION

       In response to increases or decreases in manufacturers' prices with respect to any of the Company's products, the Company historically has adjusted its selling price in order to maintain its gross profit dollars. Therefore, inflation and deflation generally do not have a material impact on the Company's gross profit. As described in "Tobacco Industry Business Environment", significant increases in manufacturers' prices of cigarettes have occurred, due to the settlement of a number of legal issues facing the industry. The Company has been able to pass along to its customers all of the price increases that have occurred to date, and, based upon the past experience of the Company, would expect to pass along any future price or tax increases.

       During the past several years, low levels of overall inflation have resulted in historically low interest rates, which have benefited the Company's results of operations because of the Company's high degree of leverage. If interest rates were to increase, as a result of increased inflation or otherwise, the Company could be adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

       See Note 11 "New Accounting Pronouncements" included in the Notes to the Consolidated Financial Statements contained elsewhere in this Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's major risk exposure is changes in short-term interest rates on its domestic variable rate debt. Depending upon the borrowing option chosen, the variable rate debt is based upon either the bank's Prime Rate, the Eurodollar Rate, or the Commercial Paper rate, plus an applicable margin over one of these base rates. If interest rates on existing variable rate debt rose 54 basis points (which approximates 10%), the Company's results from operations and cash flows would not be materially affected.

       The Company conducts business in Canada. However, changes in the U.S./Canadian exchange rate had no material impact on the overall results of the Canadian operation, as virtually all revenues and expenses of such operations are Canadian dollar based.

ITEM 8.   FINANCIAL STATEMENTS


                                                                                                          PAGE
                                                                                                          ----
      Independent Auditors' Report (Deloitte & Touche LLP).............................................    20

      Independent Auditors' Report (KPMG LLP)..........................................................    21

      Consolidated Balance Sheets as of December 31, 1997 and 1998.....................................    22

      Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998...........    23

      Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1996,
         1997 and 1998.................................................................................    24

      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.......    25

      Notes to Consolidated Financial Statements.......................................................    26


                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS
CORE-MARK INTERNATIONAL, INC.:

       We have audited the accompanying consolidated balance sheet of Core-Mark International, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of Core-Mark International, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                            /s/ Deloitte & Touche LLP


SAN FRANCISCO, CALIFORNIA
FEBRUARY 25, 1999

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS
CORE-MARK INTERNATIONAL, INC.:

       We have audited the accompanying consolidated balance sheets of Core-Mark International, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core-Mark International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                      /s/  KPMG LLP


SAN FRANCISCO, CALIFORNIA
FEBRUARY 20, 1998

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                            (IN THOUSANDS OF DOLLARS)

                                                                                  1997              1998
                                                                                 ------           -------
ASSETS

Current assets:

     Cash .................................................................     $ 15,281          $ 24,586
     Receivables:
         Trade accounts, less allowance for doubtful
              accounts of $2,950 and $2,761, respectively..................       96,610           103,412
         Other.............................................................       12,806            12,578
     Inventories, net of LIFO allowance of $15,718 and
         $34,332, respectively.............................................      103,246           112,481
     Prepaid expenses and other............................................        5,847             6,576
                                                                                --------          --------
         Total current assets..............................................      233,790           259,633

Property and equipment:
     Equipment.............................................................       47,587            52,032
     Leasehold improvements................................................        9,046             9,300
                                                                                --------          --------
                                                                                  56,633            61,332
     Less accumulated depreciation and amortization........................      (28,633)          (33,283)
                                                                                --------          --------
         Net property and equipment........................................       28,000            28,049
Other assets  .............................................................        8,277             7,227
Goodwill, net of accumulated amortization of
     $17,293 and $19,375, respectively.....................................       66,513            64,481
                                                                                --------          --------
                                                                                $336,580          $359,390
                                                                                --------          --------
                                                                                --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Trade accounts payable................................................     $ 50,737          $ 48,867
     Cigarette and tobacco taxes payable...................................       43,506            45,073
     Income taxes payable..................................................        1,085             2,698
     Deferred income taxes.................................................        7,599             6,992
     Other accrued liabilities.............................................       28,647            34,514
                                                                                --------          --------
         Total current liabilities.........................................      131,574           138,144

Long-term debt.............................................................      197,012           208,124
Other accrued liabilities and deferred income taxes........................        9,030             9,260
                                                                                --------          --------
     Total liabilities.....................................................      337,616           355,528

Commitments and contingencies

Shareholders' equity (deficit):
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding...........................           55                55
     Additional paid-in capital............................................       26,121            26,121
     Accumulated deficit...................................................      (22,286)          (15,077)
     Accumulated comprehensive loss:
         Cumulative currency translation adjustments.......................       (2,879)           (4,225)
         Additional minimum pension liability..............................       (2,047)           (3,012)
                                                                                --------          --------
     Total shareholders' equity (deficit)..................................       (1,036)            3,862
                                                                                --------          --------
                                                                                $336,580          $359,390
                                                                                --------          --------
                                                                                --------          --------

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                            (IN THOUSANDS OF DOLLARS)


                                                              1996                 1997                 1998
                                                             ------               ------               ------
Net sales............................................      $2,175,367           $2,395,867           $2,476,376
Cost of goods sold...................................       2,017,654            2,216,162            2,295,659
                                                         ------------         ------------         ------------

      Gross profit...................................         157,713              179,705              180,717

Operating and administrative expenses................         130,493              148,902              150,977
                                                         ------------         ------------         ------------

      Operating income...............................          27,220               30,803               29,740

Interest expense, net................................           9,916               18,181               15,402
Amortization of debt refinancing costs...............           1,319                1,498                2,204
                                                         ------------         ------------         ------------

      Income before income taxes and
         extraordinary item..........................          15,985               11,124               12,134

Income tax expense...................................           6,941                4,834                4,925
                                                         ------------         ------------         ------------

      Income before extraordinary item...............           9,044                6,290                7,209

Extraordinary item - loss on early
      extinguishment of debt, net of income
      tax benefit of $1,220..........................          (1,830)                  --                   --
                                                         ------------         ------------         ------------

Net income...........................................    $      7,214         $      6,290         $      7,209
                                                         ------------         ------------         ------------
                                                         ------------         ------------         ------------


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                                                           ACCUMULATED       TOTAL
                                                COMMON STOCK     ADDITIONAL                   OTHER      SHAREHOLDERS'
                                             ------------------   PAID-IN    ACCUMULATED  COMPREHENSIVE     EQUITY    COMPREHENSIVE
                                               SHARES   AMOUNT    CAPITAL      DEFICIT     INCOME (LOSS)   (DEFICIT)      INCOME
                                             ---------  -------  ----------- ------------- -------------  ------------  -----------
Balance, December 31, 1995................         100    $ --     $128,351    $ (35,790)     $ (4,892)       $ 87,669

Net income................................          --      --           --        7,214            --           7,214     $  7,214
Additional minimum pension liability......          --      --           --           --           587             587          587
Foreign currency translation adjustments..          --      --           --           --          (295)           (295)        (295)
Recapitalization:
  Issuance of new $.01 par value common...          27      --       41,250           --            --          41,250           --
  Repurchase of old $.01 par value
     common...............................         (91)     --     (141,250)          --            --        (141,250)          --
  Stock split:  155,000 for 1.............   5,499,964      55          (55)          --            --              --           --
  Transaction costs.......................          --      --       (2,175)          --            --          (2,175)          --
                                            ----------    ----     --------      -------        -------        -------     --------
Balance, December 31, 1996................   5,500,000      55       26,121      (28,576)       (4,600)         (7,000)     $ 7,506
                                                                                                                           --------
                                                                                                                           --------
Net income................................          --      --           --        6,290            --           6,290        6,290
Additional minimum pension liability......          --      --           --           --           945             945          945
Foreign currency translation adjustments..          --      --           --           --        (1,271)         (1,271)      (1,271)
                                            ----------    ----     --------      -------        -------        -------     --------
Balance, December 31, 1997................   5,500,000      55       26,121      (22,286)       (4,926)         (1,036)     $ 5,964
                                                                                                                           --------
                                                                                                                           --------
Net income................................          --      --           --        7,209            --           7,209        7,209
Additional minimum pension liability......          --      --           --           --          (965)           (965)        (965)
Foreign currency translation adjustments..          --      --           --           --        (1,346)         (1,346)      (1,346)
                                            ----------    ----     --------      -------        -------        -------     --------
BALANCE, DECEMBER 31, 1998................   5,500,000     $55      $26,121     $(15,077)      $(7,237)        $ 3,862     $  4,898
                                             ---------     ---      -------     ---------      --------        -------     --------
                                             ---------     ---      -------     ---------      --------        -------     --------

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                            (IN THOUSANDS OF DOLLARS)


                                                                                 1996            1997            1998
                                                                              ----------      ----------      ----------
CASH PROVIDED BY
OPERATING ACTIVITIES:

Net income.............................................................         $ 7,214        $ 6,290         $ 7,209
    Adjustments to reconcile net income to
        net cash provided by operating activities:
         LIFO expense..................................................           1,376          3,266          18,614
         Amortization of goodwill......................................           1,978          2,073           2,082
         Depreciation and amortization.................................           4,595          5,455           5,983
         Amortization of debt refinancing fees.........................           1,319          1,498           2,204
         Extraordinary loss on early extinguishment of debt............           1,830             --              --
         Deferred income taxes.........................................             901          1,912          (1,183)
         Other adjustments for non-cash and
               non-operating activities................................             235           (557)            (71)
    Changes in operating assets and liabilities, net of acquisitions:
         (Increase) decrease in trade accounts receivable..............           2,790            690          (7,760)
         (Increase) decrease in other receivables......................           1,094           (679)             76
         (Increase) decrease in inventories............................          (4,096)            69         (29,151)
         Increase in prepaid expenses and other........................          (1,006)           (52)         (1,236)
         Increase (decrease) in trade accounts payable.................           4,410           (253)         (1,007)
         Increase in cigarette and tobacco taxes payable...............           3,368            453           2,726
         Increase (decrease) in other accrued
               liabilities and income taxes payable....................             613         (2,618)          7,447
                                                                                 ------         ------          ------
Net cash provided by operating activities..............................          26,621         17,547           5,933
                                                                                 ------         ------          ------

INVESTING ACTIVITIES:
    Additions to property and equipment................................          (6,079)        (9,378)         (5,311)
    Net assets of acquired businesses..................................              --        (21,361)             --
                                                                                 ------         ------          ------
Net cash used in investing activities..................................          (6,079)       (30,739)         (5,311)
                                                                                 ------         ------          ------

FINANCING ACTIVITIES:
    Issuance of senior subordinated notes..............................          75,000             --              --
    Net borrowings (payments) under revolving credit agreement.........          16,865          3,549         (62,888)
    Debt refinancing fees..............................................          (8,662)            --          (1,579)
    Net proceeds from sale of common stock.............................          39,075             --              --
    Net proceeds from securitization of trade accounts receivable......              --             --          74,000
    Purchases of common shares.........................................        (141,250)            --              --
                                                                                 ------         ------          ------
Net cash provided by (used in) financing activities....................         (18,972)         3,549           9,533
                                                                                 ------         ------          ------

Effects of changes in foreign exchange rates...........................            (248)          (845)           (850)
                                                                                 ------         ------          ------
Increase (decrease) in cash............................................           1,322        (10,488)          9,305
Cash, beginning of year................................................          24,447         25,769          15,281
                                                                                 ------         ------          ------
CASH, END OF YEAR                                                              $ 25,769       $ 15,281        $ 24,586
                                                                               --------       --------        --------
                                                                               --------       --------        --------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the year for:
      Interest.........................................................          $6,732       $ 17,937         $15,201
      Income taxes.....................................................           7,427          2,301           4,523


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

1. ORGANIZATION AND FORM OF BUSINESS

       Core-Mark International, Inc. and subsidiaries (the "Company") is a full-service wholesale distributor of tobacco, food and other consumer products to convenience stores, grocery stores, mass merchandisers and liquor and drug stores in western North America.

       On August 7, 1996, the Company completed a recapitalization as described in Note 3. Upon completion of the recapitalization, and at December 31, 1996, 1997 and 1998, Jupiter Partners L.P. owned 75% and senior management retained ownership of 25%, respectively, of the outstanding stock of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes any differences resulting from estimates will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated.

       FOREIGN CURRENCY

       Assets and liabilities of the Company's Canadian operations are translated at exchange rates in effect at year-end. Income and expenses are translated at average rates for the year. Adjustments resulting from such translation are included in cumulative currency translation adjustments in other comprehensive income, a separate component of shareholders' equity.

       EXCISE TAXES

       State and provincial excise taxes paid by the Company on cigarettes were $479.2 million, $505.4 million and $466.8 million, for the years ended December 31, 1996, 1997 and 1998, respectively, and are included in net sales and cost of goods sold.

       INVENTORIES

       Inventories are valued at the lower of cost or market. In the United States, cost is determined on a last-in, first-out (LIFO) basis using Producer Price Indices as determined by the Department of Labor and Statistics. Under LIFO, current costs of goods sold are matched against current sales. Inventories in Canada amount to $20.3 million and $17.5 million at December 31, 1997 and 1998, respectively, and are valued on a first-in, first-out (FIFO) basis.

       During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. An increase in cost of goods sold and a decrease in inventories of $1.4 million, $3.3 million and $18.6 million resulted from using the LIFO method for the years ended December 31, 1996, 1997 and 1998, respectively.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of owned assets. The estimated useful lives for equipment are principally 5 to 15 years. Leasehold improvements are amortized over the estimated useful life of the property or over the term of the lease, whichever is shorter.

       GOODWILL

       Goodwill, which is the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a forty-year period. Amortization expense for the year ended December 31, 1996 was $2.0 million and for each of the years ended December 31, 1997 and 1998 was $2.1 million.

       The Company assesses the recoverability of long-lived assets, including goodwill, by determining whether the amortization of such assets over the remaining life can be recovered through undiscounted future operating cash flows of the related operations. Based on this calculation, the Company is of the opinion that there is no impairment of long-lived assets as of December 31, 1998.

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

       INCOME TAXES

       The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (see Note 7).

       RECLASSIFICATIONS

       Prior years' amounts in the consolidated financial statements have been reclassified where necessary to conform to the current year's presentation.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements

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

4. FINANCING

       Long-term debt consisted of the following at December 31 (in thousands):


                                                                    1997         1998
                                                                  --------     --------
         Accounts receivable facility........................     $      -     $ 74,000
         Revolving credit facility...........................      122,012       59,124
         Senior subordinated notes...........................       75,000       75,000
                                                                  --------     --------

              Long-term debt.................................     $197,012     $208,124
                                                                  --------     --------
                                                                  --------     --------


       ACCOUNTS RECEIVABLE FACILITY

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

       The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class B) above the Eurodollar Rate which was 5.06% as of December 31, 1998. The interest rate on the variable certificates is 0.50% above the commercial paper rate (as defined in the securitization agreement), which was 4.90% as of December 31, 1998. There is a commitment fee and facility fee of 0.375% and 0.1%, respectively, on the total value of available variable certificates. As of December 31, 1998, the amount outstanding under the Accounts Receivable Facility was $74.0 million, with sufficient collateral to issue an additional $11.0 million of variable certificates.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements

4. FINANCING  (CONT.)

       REVOLVING CREDIT FACILITY

       In connection with the securitization of accounts receivable, on April 1, 1998, the Company amended its Revolving Credit Facility. The amendment reduced the Revolving Credit Facility from $175 million to $120 million, extended the maturity from June 30, 2001 through April 1, 2003, and reduced interest rates. The Revolving Credit Facility initially provided for aggregate borrowings of up to $210.0 million, consisting of: (i) a $35.0 million term loan (the "Term Loan"), which was repaid as discussed below, and
(ii) a revolving credit facility (the "Revolving Credit Facility") under which borrowings in the amount of up to $175.0 million were available for working capital and general corporate purposes. Borrowings under this facility remain subject to borrowing base limitations based upon levels of eligible inventories, accounts receivable, other receivables and cash. Included in this facility are letters of credit up to a maximum of $40.0 million.

       Under the Revolving Credit Facility, the Company must maintain certain financial covenants as prescribed in the credit agreement, including, but not limited to, current ratio, net worth, leverage and interest coverage, and operating income before certain non-cash items. The Revolving Credit Facility limits certain activities of the Company, including, but not limited to, indebtedness, creation of liens, acquisitions and dispositions, capital expenditures, investments and dividends.

       Under the Revolving Credit Facility the Company has the option to borrow under: (i) Revolving Credit Loans, which prior to the amendment, bore interest at 1.5% above the bank's Prime Rate; or (ii) Eurodollar Loans, which prior to the amendment, bore interest at 2.5% above the bank's Eurodollar Rate. The amendment reduced interest rates to 1.0% above the Prime Rate, and to 2.0% above the Eurodollar Rate, as defined in the amendment. The Company has the ability to further reduce interest rates based on certain leverage ratio criteria as defined in the amendment. Based on this criteria, the Company further reduced its interest rates, effective October 1, 1998, from 1.0% to 0.75% above the Prime Rate, and from 2.0% to 1.75% above the Eurodollar Rate, which are the rates in effect at December 31, 1998. The bank's Prime Rate and Eurodollar Rate was 7.75% and 5.06%, respectively, at December 31, 1998.

       As of December 31, 1998, the amount outstanding under the Revolving Credit Facility was $59.1 million; an additional $32.8 million, after taking into account the borrowing base, was available to be drawn. There is a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility. The obligations are secured by all assets of the Company, with the exception of U.S. trade accounts receivable, which are utilized to support the Accounts Receivable Facility.

       The Company had letters of credit of $8.3 million and $4.9 million outstanding at December 31, 1997 and 1998, respectively. The letters of credit are issued primarily to secure the Company's bond and insurance programs. The Company pays fees of 1.75% per annum on the outstanding portion of letters of credit. Prior to the amendment these fees were 2.50% per annum.

       The net result of the (i) securitization of the Company's U.S. trade accounts receivable portfolio and (ii) the modification of the Revolving Credit Facility was to lower the Company's cost of borrowings, and to increase its variable-rate borrowing capacity from $175 million to $205 million. The Company incurred approximately $1.6 million for legal, professional and other costs related to the transactions described above. These costs were capitalized and classified as other assets and are being amortized over the term of these facilities.

       In 1996, the Company incurred approximately $8.7 million for legal, professional, and other costs related to the original Revolving Credit Facility, and the Senior Subordinated Notes described below. These costs were capitalized and classified as other assets, and were initially amortized on a straight-line basis over the term of those facilities. As a result of the 1998 amendment to the Revolving Credit Facility, the Company wrote off $0.9 million of costs relating to the original credit facility.

       SENIOR SUBORDINATED NOTES

       On September 27, 1996, the Company issued $75.0 million of 11 3/8% Senior Subordinated Notes (the "Notes") which mature on September 15, 2003, the proceeds of which were used to repay in full the Term Loan discussed above and the subordinated notes discussed in Note 3. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. The Notes limit certain activities of the Company, including, but not limited to, changes in control, incurrence of indebtedness, creation of liens, acquisitions and dispositions, investments and dividends.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements

5. COMMITMENTS AND CONTINGENCIES

       LEASES

       The Company leases the majority of its sales and warehouse distribution facilities, automobiles and trucks under lease agreements expiring at various dates through 2008, excluding renewal options. The leases generally require the Company to pay taxes, maintenance and insurance. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

       Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) were as follows as of December 31, 1998 (in thousands):

       1999 ...................................................    $11,920
       2000 ...................................................     10,460
       2001 ...................................................      8,737
       2002 ...................................................      5,734
       2003 ...................................................      3,250
       Thereafter..............................................      8,029
                                                                   -------
            Total minimum lease payments.......................     48,130
            Less minimum sublease rental income................       (664)
                                                                   -------
                                                                   $47,466
                                                                   -------
                                                                   -------

       Rental expense for operating leases was $11.7 million, $13.3 million and $13.9 million for the years ended December 31, 1996, 1997 and 1998, respectively.

       CLAIMS AND ASSESSMENTS

       The Company is a defendant to claims seeking damages for injuries allegedly arising from the use of tobacco products. The Company has been indemnified with respect to certain claims in each of the lawsuits regarding tobacco products. The Company is also a defendant to claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements

6. EMPLOYEE BENEFIT PLANS

       PENSION PLAN

       The Company sponsors a qualified pension plan and a non-pension postretirement benefit plan for employees hired before September 1986. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1998, and a statement of the December 31 funded status for both years (in thousands):

                                                       PENSION  BENEFITS                    OTHER BENEFITS
                                                -------------------------------    ------------------------------
                                                     1997            1998               1997           1998
                                                --------------- ---------------    --------------- --------------
BENEFIT OBLIGATION RECONCILIATION
   January 1 obligation                           $   14,642      $   14,791          $    1,937      $    2,063
   Service cost                                            -               -                  37              22
   Interest cost                                       1,072           1,115                 145             135
   Participant contributions                               -               -                  69              64
   Actuarial (gain)/loss                                 149           1,480                  44             (93)
   Benefit payments                                   (1,072)         (1,136)               (169)           (129)
                                                 ------------    ------------        ------------    ------------
   December 31 obligation                         $   14,791      $   16,250          $    2,063      $    2,062
                                                 ------------    ------------        ------------    ------------
                                                 ------------    ------------        ------------    ------------

FAIR VALUE OF PLAN ASSETS RECONCILIATION
   January 1 fair value of plan assets            $   13,810      $   14,558          $        -      $        -
   Actual return on plan assets                        1,820           1,447                   -               -
   Employer contributions                                  -               -                 100              65
   Participant contributions                               -               -                  69              64
   Benefit payments                                   (1,072)         (1,136)               (169)           (129)
                                                 ------------    ------------        ------------    ------------
   December 31 fair value of plan assets          $   14,558      $   14,869          $        -      $        -
                                                 ------------    ------------        ------------    ------------
                                                 ------------    ------------        ------------    ------------

FUNDED STATUS
   December 31 funded status                      $     (233)     $   (1,381)         $   (2,063)     $   (2,062)
   Unrecognized:
     Unamortized prior service cost                        -               -                (185)           (168)
     Actuarial  loss                                   2,047           3,012               1,048             904
                                                 ------------    ------------        ------------    ------------
   Net amount recognized                          $    1,814      $    1,631          $   (1,200)     $   (1,326)
                                                 ------------    ------------        ------------    ------------
                                                 ------------    ------------        ------------    ------------

The following table provides the amounts recognized in the Company's consolidated balance sheets as of December 31 (in thousands):

                                                       PENSION  BENEFITS                    OTHER  BENEFITS
                                                -------------------------------    ------------------------------
                                                      1997           1998               1997           1998
                                                --------------- ---------------    --------------- --------------
   Accrued benefit liability                       $     (233)      $  (1,381)        $    (1,200)    $    (1,326)
   Additional minimum pension
      liability                                         2,047           3,012                   -               -
                                                   ----------       ---------         -----------     -----------
   Net amount recognized                           $    1,814       $   1,631         $    (1,200)    $    (1,326)
                                                   ----------       ---------         -----------     -----------
                                                   ----------       ---------         -----------     -----------

Core-Mark International, Inc.
Notes to Consolidated Financial Statements

6. EMPLOYEE BENEFIT PLANS (CONT.)

The following table provides components of the net periodic pension and other benefit cost for fiscal years 1997 and 1998 (in thousands):

                                           PENSION         BENEFITS           OTHER           BENEFITS
                                         -------------------------------    ------------------------------
                                           1997            1998               1997            1998
                                         --------------- ---------------    --------------- --------------
Service cost                              $           -   $           -      $          37   $         22
Interest cost                                     1,072           1,115                145            135
Expected return on plan assets                     (966)         (1,047)                 -              -
Amortization of:
   Prior service cost                                 -               -                (17)           (17)
   Net actuarial loss                               197             115                 65             50
                                          -------------   -------------      -------------   ------------
Net periodic benefit cost                 $         303   $         183      $         230   $        190
                                          -------------   -------------      -------------   ------------
                                          -------------   -------------      -------------   ------------

       The amount included within accumulated other comprehensive income in the Company's consolidated statement of shareholders' equity was $3,012,000 at December 31, 1998 and $2,047,000 at December 31, 1997.

       The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                           PENSION         BENEFITS           OTHER           BENEFITS
                                         --------------- ---------------    --------------- --------------
                                           1997            1998               1997            1998
                                         --------------- ---------------    --------------- --------------
December 31 weighted-average
   assumptions:
   Discount rate                               7.50%           7.00%              7.50%            7.00%
   Expected return on plan assets              7.50            7.50                N/A              N/A
   Rate of compensation increase                N/A             N/A                N/A              N/A

       For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997 and 10% for 1998. The rate was assumed to decrease gradually each year to a rate of 6% for 2002 and remain at that level thereafter.

       Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A 1% change in assumed health care cost trend rates would have the following effects (dollars in thousands):

                                                                                         1%
                                                                          --------------------------------
                                                                             INCREASE          DECREASE
                                                                          ---------------    --------------
Effect on total of service and interest cost components of net
   periodic postretirement health care benefit cost                             $ 27               $(23)
Effect on the health care component of the accumulated
   postretirement benefit obligation                                             380               (321)

       SAVINGS PLANS

       The Company maintains defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. Eligible employees may elect to contribute on a tax-deferred basis from 1% to 10% of their compensation. A contribution of up to 6% is considered to be a "basic contribution" and the Company makes a matching contribution of $0.50 for each dollar of a participant's basic contribution. The Company's contributions to the plans were $1,017,000, $1,158,000 and $1,133,000 for 1996, 1997 and 1998,
respectively.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements

6. EMPLOYEE BENEFIT PLANS (CONT.)

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

A summary of the Company's option activity and related information is as follows:

                                                                             1997         1998
                                                                           --------     --------
       Options outstanding, beginning of the year....................           --      211,000
            Granted..................................................      213,000       13,000
            Exercised................................................           --           --
            Forfeitures..............................................       (2,000)      (9,000)
                                                                            -------      -------
       Options outstanding, end of year..............................       211,000      215,000
                                                                            -------      -------
                                                                            -------      -------

       Options exercisable at end of year............................           --           --

       Options available for grant at end of year....................       89,000       85,000

       All of the Company's options granted in 1997 and 1998 have an exercise price of $10.00 and a weighted-average remaining contractual life of 6.1 years.

       Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had recorded compensation cost based on the fair value of the awards at the grant dates. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.76% for 1997 and 4.76% for 1998; volatility of 0.00%; dividend yield of 0.00%; and an expected life of the option of 5 years. The weighted-average estimated fair value per option granted in 1997 and 1998 was $2.47 and $2.10, respectively. For the purpose of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Based on these assumptions, pro forma net income for 1997 and 1998 would have been $6,186,000, and $7,103,000, respectively.

7.   INCOME TAXES

       The Company's income tax expense, before extraordinary items, consists of the following for the years ended December 31 (in thousands):

                                                                               1996         1997         1998
                                                                            ----------    ---------    --------
         Current:
              Federal..................................................       $4,648       $1,646       $4,594
              State....................................................        1,220          648        1,238
              Foreign..................................................          172          628          276
                                                                              ------       ------       ------
                                                                               6,040        2,922        6,108
         Deferred:
              Federal..................................................          733        1,565       (1,590)
              State....................................................          (45)         181          313
              Foreign..................................................          213          166           94
                                                                              ------       ------       ------
                                                                                 901        1,912       (1,183)
                                                                              ------       ------       ------
         Income tax expense............................................       $6,941       $4,834       $4,925
                                                                              ------       ------       ------
                                                                              ------       ------       ------

Core-Mark International, Inc.
Notes to Consolidated Financial Statements

7.   INCOME TAXES (CONT.)

       A reconciliation between the Company's income tax expense and income taxes computed by applying the statutory federal income tax rate to income before income taxes and extraordinary items is as follows for the years ended December 31 (in thousands):

                                                                             1996         1997         1998
                                                                            ------       ------       ------
       Expected federal income tax expense at the statutory rate.....       $5,595       $3,894       $4,247
       Increase (decrease) in taxes resulting from:
            Goodwill amortization....................................          692          692          692
            State income tax expense, net of federal tax benefit.....          952          673          844
            Other, net...............................................         (298)        (425)        (858)
                                                                            ------       ------       ------
       Income tax expense............................................       $6,941       $4,834       $4,925
                                                                            ------       ------       ------
                                                                            ------       ------       ------

       Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                                                           1997         1998
                                                                                         --------     --------
         Deferred tax assets:
              Net operating loss carryforwards......................................     $  8,908     $  7,953
              Employee benefits, including postretirement benefits..................        3,419        3,847
              Other.................................................................        4,615        6,031
                                                                                         --------     --------
                  Total deferred tax assets.........................................       16,942       17,831
              Less valuation allowance..............................................       (7,742)      (7,153)
                                                                                         --------     --------
                  Net deferred tax assets...........................................        9,200       10,678
                                                                                         --------     --------

         Deferred tax liabilities:
              Inventories...........................................................        8,722        8,077
              Other.................................................................       10,671       11,560
                                                                                         --------     --------
                  Total deferred tax liabilities....................................       19,393       19,637
                                                                                         --------     --------
                  Net deferred tax liabilities......................................     $ 10,193     $  8,959
                                                                                         --------     --------
                                                                                         --------     --------

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At each balance sheet date, a valuation allowance has been established against the deferred tax assets based on management's assessment. During 1996, 1997 and 1998, the Company recorded a reduction of $1.5 million, $1.6 million and $0.6 million, respectively in the valuation allowance due to changes in factors affecting the realizability of the Company's deferred tax assets including generation of taxable income and changes in limitations on utilization of net operating loss carryforwards.

       At December 31, 1998, the Company has available for U.S. federal income tax return purposes net operating losses totaling approximately $23.6 million, subject to certain limitations, which will expire between the years 2005 and 2007. The Company also has available for U.S. income tax return purposes investment tax credits and alternative minimum tax credits totaling $0.5 million and $2.9 million, respectively. The investment tax credits expire by the year 2000 while the alternative minimum tax credits have an indefinite utilization period.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements

8. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

       The carrying amount for the Company's cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair market value because of the short maturity of these financial instruments.

       The carrying amount of the Revolving Credit Facility and Accounts Receivable Facility, variable rate instruments, approximates fair market value. The rate of interest, which is tied to either the bank's Prime Rate or Eurodollar Rate or the commercial paper rate, fluctuates with market conditions. The fair value of the Notes, calculated based on quoted market prices, was $79,313,000 and $76,125,000 at December 31, 1997 and 1998,
respectively.

9. SEGMENT INFORMATION

       The Company is a broad-line, full service wholesale distributor of packaged consumer products to the convenience retail industry in western North America, with revenues generated from the sale of cigarettes, tobacco products, candy, food, health and beauty aids and general merchandise. The Company's principal customers include traditional and petroleum convenience stores, grocery stores, drug stores, mass merchandisers and liquor stores. Management has determined that the only reportable segment of the Company is its wholesale distribution segment, based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. Wholesale distribution segment information as of and for the years ended December 31 is set forth below (dollars in thousands):

                                                                          1996           1997         1998
                                                                        ----------   ----------   ----------
       Net sales from external customers.............................   $2,175,367   $2,395,867   $2,476,376
       Segment depreciation and amortization expense (1).............        4,195        4,967        5,435
       Segment interest  expense.....................................       11,245       13,739       13,739
       Segment pre-tax operating income (2)..........................       18,353       19,625       18,631
       Capital expenditures..........................................        6,079        9,378        5,311

       Segment assets................................................                   322,977      341,583

       -----------------
       (1) Represents depreciation of property and equipment, and amortization of certain deferred assets that are shown as an expense in arriving at segment pre-tax operating income.
       (2) Represents operating income, including allocated interest expense, but excluding amortization of goodwill and debt refinancing costs, and income taxes.


       A reconciliation of certain of the segment information reported above, to the applicable items in the consolidated financial statements are as follows (dollars in thousands):

       INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

                                                                              1996         1997         1998
                                                                            --------     --------     --------
               Segment information ....................................     $ 18,353     $ 19,625     $ 18,631
               Less: Goodwill and other unallocated amortization ......        2,378        2,561        2,630
                     Interest expense: unallocated and other...........       (1,329)       4,442        1,663
                     Amortization of debt refinancing costs ...........        1,319        1,498        2,204
                                                                            --------     --------     --------
               Consolidated total......................................     $ 15,985     $ 11,124     $ 12,134
                                                                            --------     --------     --------
                                                                            --------     --------     --------

Core-Mark International, Inc.
Notes to Consolidated Financial Statements

9. SEGMENT INFORMATION (CONT.)

         INTEREST EXPENSE

                                                                              1996         1997         1998
                                                                            --------     --------     --------
         Segment information...........................................     $ 11,245     $ 13,739     $ 13,739
         Add: Unallocated and other....................................       (1,329)       4,442        1,663
                                                                            ---------     -------     --------
         Consolidated total............................................     $  9,916     $ 18,181     $ 15,402
                                                                            ---------    --------     --------
                                                                            ---------    --------     --------

         DEPRECIATION AND AMORTIZATION

                                                                              1996          1997         1998
                                                                            --------     --------     --------
         Segment information...........................................     $  4,195      $ 4,967     $  5,435
         Add: Unallocated and other....................................          400          488          548
                                                                            ---------     -------     --------
         Consolidated total............................................     $  4,595      $ 5,455     $  5,983
                                                                            ---------     -------     --------
                                                                            ---------     -------     --------

         ASSETS

                                                                                            1997         1998
                                                                                         --------     --------
         Segment information...........................................                 $ 322,977    $ 341,583
         Add: Corporate assets.........................................                    13,603       17,807
                                                                                        ---------    ---------
         Consolidated total............................................                 $ 336,580    $ 359,390
                                                                                        ---------    ---------
                                                                                        ---------    ---------

       The Company operates in the United States and Canada. Foreign and domestic net sales and identifiable assets are as follows as at and for the years ended December 31, (in thousands):

                                                                            1996           1997         1998
                                                                          ----------   ----------   ----------
  Net Sales:
         United States.................................................   $1,639,500   $1,871,149   $2,008,813
         Canada........................................................      535,867      524,718      467,563
                                                                          ----------   ----------   ----------
         Total.........................................................   $2,175,367   $2,395,867   $2,476,376
                                                                          ----------   ----------   ----------
                                                                          ----------   ----------   ----------

  Identifiable Assets:
         United States.................................................                $  279,171   $  305,464
         Canada........................................................                    43,806       36,119
         Corporate.....................................................                    13,603       17,807
                                                                                       ----------   ----------
         Total.........................................................                $  336,580   $  359,390
                                                                                       ----------   ----------
                                                                                       ----------   ----------

10. ACQUISITION OF THE SOSNICK COMPANIES

       On February 3, 1997, the Company acquired certain assets and the business of two related companies, Melvin Sosnick Company and Capital Cigar Company (collectively "Sosnick" or the "Sosnick Companies"), a wholesale distributor to the convenience retail market in northern California and northern Nevada.

       The assets acquired included trade accounts receivable, inventories and warehouse equipment. The acquisition excluded the assumption of substantially all of the liabilities of Sosnick (such as notes payable, trade accounts payable, commitments to lease warehouse facilities and other liabilities). The acquisition has been accounted for using the purchase method of accounting, and the results of operations of Sosnick have been included in the consolidated financial statements since the date of acquisition. The purchase price for the assets and the business totaled $21.4 million.

       The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $4.1 million and has been recorded as goodwill, and is being amortized on a straight-line basis over a period of 40 years.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements

10. ACQUISITION OF THE SOSNICK COMPANIES (CONT.)

       PRO FORMA INFORMATION (UNAUDITED)

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

11. NEW ACCOUNTING PRONOUNCEMENTS

       In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and was first reflected in the Company's first quarter of 1998 interim financial statements. Comprehensive income was included in the Consolidated Statement of Shareholders' Equity (Deficit) in the Company's consolidated financial statements for the year ended December 31, 1998.

       In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997, and is reflected in the Company's consolidated financial statements for the year ended December 31, 1998 (see Note
9).

       In 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures. Restatement of disclosures for the prior year has been made for comparative purposes. This Statement has been adopted by the Company effective December 31, 1998, and is reflected herein (see Note 6).

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

       In 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Currently, the Company generally expenses the costs of developing or obtaining internal-use software as incurred. The Company is currently evaluating SOP 98-1, but does not expect it to have a material impact on its consolidated financial statements. This SOP is effective for the Company's consolidated financial statements for the year ended December 31, 1999.

Core-Mark International, Inc.
Notes to Consolidated Financial Statements

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

                (iv) In connection with the audits of the Registrant's consolidated financial statements for the fiscal years ended December 31, 1997 and 1996, and through March 20, 1998, there were no disagreements with KPMG Peat Marwick LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG Peat Marwick LLP, would have caused KPMG Peat Marwick LLP to make reference to the matter in connection with its report.

                (v) During the Registrant's two most recent fiscal years and through March 20, 1998, there were no "reportable events" as defined in Item 304 (a)(1)(v) of Regulation S-K.

           (2) The Registrant has received from KPMG Peat Marwick LLP a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. The copy of the letter from KPMG Peat Marwick LLP to the Securities and Exchange Commission dated March 20, 1998 is incorporated herein by reference as Exhibit 16.1.

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

     (c)   Disagreements with Accountants

                None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers and directors of the Company are as follows (as of December 31, 1998):


                       NAME                          AGE                        POSITION
                       ----                          ---                        --------
Gary L. Walsh....................................     57        Chairman and Director
Robert A. Allen..................................     49        President, Chief Executive Officer and Director
Leo Granucci.....................................     60        Senior Vice President, Sales and Marketing
Leo F. Korman....................................     51        Senior Vice President, Chief Financial Officer
                                                                    and Secretary
Basil P. Prokop..................................     55        President, Canada Division
J. Michael Walsh.................................     50        Senior Vice President, Distribution
Thomas A. Berglund...............................     38        Director
Terry J. Blumer..................................     40        Director
John F. Klein....................................     35        Director
John A. Sprague..................................     46        Director


       GARY L. WALSH has been Chairman and a director of the Company since 1990. He served as Chief Executive Officer of the Company from 1990 through 1997. Effective January 1, 1998, Mr. Walsh retired from his position as Chief Executive Officer. Mr. Walsh served as President from 1990 until 1996.

       ROBERT A. ALLEN has been Chief Executive Officer of the Company since January 1998 and President since January 1996. He served as Chief Operating Officer of the Company from January 1996 to December 1997. Prior to 1996, he served as Senior Vice President, Distribution from 1992 through 1995, and as Vice President, Distribution from 1989 to 1992. He has been a director of the Company since 1994.

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

       THOMAS A. BERGLUND has been a director of the Company since August 1996. He is a Principal at Jupiter and has been associated with the firm since 1994. Prior to that he served for three years as an employee of the Invus Group, a privately funded buy-out group specializing in food-related companies.

       TERRY J. BLUMER has been a director of the Company since August 1996. Prior to co-founding Jupiter in 1994, Mr. Blumer was associated with Goldman, Sachs & Co. for over eight years, most recently as an Executive Director.

       JOHN F. KLEIN has been a director of the Company since August 1996. He is a Principal at Jupiter and has been associated with the firm since 1995. Prior to that, he served for three years as a consultant at Bain & Company, a management consulting firm.

       JOHN A. SPRAGUE has been a director of the Company since August 1996. Prior to co-founding Jupiter in 1994, Mr. Sprague was associated with Forstmann Little & Co. for eleven years, most recently as a partner. He is a director of Harmon Industries.

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

EXECUTIVE COMPENSATION

       The following table summarizes the compensation paid to the Company's chief executive officer and its four other most highly compensated executive officers for the years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE


                                                                              ANNUAL COMPENSATION
                                                                              -------------------
                                                                                                      ALL OTHER
                                                                    FISCAL    SALARY       BONUS    COMPENSATION
NAME AND PRINCIPAL POSITION                                          YEAR       ($)         ($)     ($)(1)(2)(3)
---------------------------                                          ----       ---         ---     ------------
Robert A. Allen.......................................               1998    $298,077    $300,000        $7,882
  President and Chief Executive Officer                              1997    $250,000    $ 87,000        $7,203
                                                                     1996    $247,457    $102,000        $7,658

Leo Granucci..........................................               1998    $208,483    $125,000        $7,151
  Senior Vice President, Sales and Marketing                         1997    $200,762    $ 74,000        $6,801
                                                                     1996    $200,465    $ 50,000        $7,190

Leo F. Korman.........................................               1998    $206,524    $140,000        $7,135
  Senior Vice President and Chief Financial Officer                  1997    $198,875    $ 74,000        $6,786
                                                                     1996    $198,581    $ 95,000        $7,082

J. Michael Walsh......................................               1998    $198,581    $110,000        $7,070
  Senior Vice President, Distribution                                1997    $191,226    $ 60,000        $6,663
                                                                     1996    $190,693    $ 52,500        $6,484

Basil P. Prokop.......................................               1998    $161,812    $ 21,565        $5,003
  President, Canada Division                                         1997    $162,665    $ 64,996        $5,240
                                                                     1996    $165,528    $ 35,339        $3,729


-----------

(1) These figures for 1998 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts:
     Mr. Allen, $4,800; Mr. Granucci, $4,800; Mr. Korman, $4,800; and Mr. J.M. Walsh, $4,800; (ii) Company matching contributions to the Registered Retirement Savings Plan (defined below) for Mr. Prokop, $3,033; (iii) life and other insurance premiums in the following amounts: Mr. Allen, $3,082; Mr. Granucci, $2,351; Mr. Korman, $2,335; Mr. J.M. Walsh, $2,270; and Mr. Prokop, $1,970.
                                       40

(2) These figures for 1997 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts:
     Mr. Allen, $4,500; Mr. Granucci, $4,500; Mr. Korman, $4,500; and Mr. J.M. Walsh, $4,440; (ii) Company matching contributions to the Registered Retirement Savings Plan (defined below) for Mr. Prokop, $3,250; (iii) life and other insurance premiums in the following amounts: Mr. Allen, $2,703; Mr. Granucci, $2,301; Mr. Korman, $2,286; Mr. J.M. Walsh, $2,223; and Mr. Prokop, $1,990.

(3) These figures for 1996 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts:
     Mr. Allen, $4,750; Mr. Granucci, $4,711; Mr. Korman, $4,620; Mr. J.M.
     Walsh, $4,094; (ii) Company matching contributions to the Registered Retirement Savings Plan (defined below) for Mr. Prokop, $1,716; (iii) life and other insurance premiums in the following amounts: Mr. Allen, $2,908; Mr. Granucci, $2,479; Mr. Korman, $2,462; Mr. J.M. Walsh, $2,390; and Mr. Prokop, $2,013.

CERTAIN AGREEMENTS WITH MANAGEMENT

       Each member of the Company's top five executive officers has entered into an agreement with the Company which provides that if the employment of such officer party thereto is terminated other than for Cause (as defined therein) or other than as a result of such officer's resignation for Good Reason (as defined therein), the Company may, in its sole discretion, continue to pay to such officer, for a period of up to one year following such termination, such officer's base salary as in effect on the effective date of such termination. Under these agreements each of such officers has agreed not to engage in activities that compete with those of the Company (i) while such officer is an employee of the Company and (ii) if the Company makes the severance payments described above to such officer, for an additional period of one year after such employment terminates if such officer's employment with the Company terminates for Cause or as a result of his resignation other than for Good Reason.

INDEMNIFICATION AGREEMENTS

       Each of the Company's directors and Mr. Leo F. Korman, the Company's Chief Financial Officer, and certain other officers of the Company (collectively, the "Indemnitees"), is party to an identical indemnification agreement with the Company. Pursuant to such agreements, the Company has agreed generally to indemnify and hold harmless each Indemnitee against any losses incurred in connection with any suit, arbitration or proceeding resulting from such Indemnitee's service as an officer, agent, employee or director of the Company, provided that the Company will generally not be required to indemnify an Indemnitee in connection with losses arising out of the Indemnitee's own fraudulent or willful misconduct. Each indemnification agreement terminates upon the occurrence of a Change of Control (as defined in the agreements) of the Company, provided that the Company's obligations to indemnify for events occurring prior to such Change of Control continue.

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

       The amount of Company matching contributions that the following officers have accrued in the Savings Plan as of December 31, 1998 is as follows: Robert
A. Allen $28,756; Leo Granucci $15,426; Leo F. Korman $28,013; and J. Michael Walsh $28,639.
                                       41

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

       Basil P. Prokop has $27,811 of Company matching contributions in the Registered Retirement Savings Plan as of December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth as of December 31, 1998, certain information regarding the beneficial ownership of the common stock of the Company (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock of the Company, (ii) by each of the Company's directors and executive officers and (iii) by all directors and executive officers as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole investment and voting power with respect to all the shares of common stock of the Company shown as being beneficially owned by them.


                                                                                      NUMBER OF
                                                                                      SHARES OF              PERCENTAGE OF
                                                                                   COMMON STOCK OF          TOTAL SHARES OF
                                                                                     THE COMPANY            COMMON STOCK OF
                              NAME AND ADDRESS OF                                    BENEFICIALLY             THE COMPANY
                              BENEFICIAL OWNERS(a)                                      OWNED                -------------
                              -------------------                                    ------------
 Jupiter...............................................................               4,125,000                  75.0%
 Robert A. Allen.......................................................                 281,875                   5.1
 Leo Granucci..........................................................                 158,125                   2.9
 Leo F. Korman.........................................................                 213,125                   3.9
 Basil P. Prokop.......................................................                 164,999                   3.0
 Gary L. Walsh.........................................................                 343,751                   6.2
 J. Michael Walsh......................................................                 213,125                   3.9
 Thomas A. Berglund....................................................                      --                  --
 Terry J. Blumer.......................................................               4,125,000(b)               75.0
 John F. Klein.........................................................                      --                  --
 John A. Sprague.......................................................               4,125,000(b)               75.0
 All directors and executive officers
     as a group (10 persons) (b).......................................               5,500,000                 100.0%


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

STOCKHOLDERS AGREEMENT

       On August 7, 1996, the Company entered into a Stockholders Agreement (the "Stockholders Agreement") with Jupiter, the five executive officers and one former executive officer listed in the table above (individually, a "Management Stockholder" and collectively, the "Management Stockholders"), which parties constitute all of the Company's common stockholders. The Stockholders Agreement
(a) places significant restrictions on the ability of a Management Stockholder to transfer, pledge or otherwise dispose of 60% of his shares of common stock of the Company (the "Restricted Shares") prior to the Company's initial public offering of common stock, and limits the amount of Restricted Shares that may be sold by such Management Stockholder after such initial public offering, (b) restricts the ability of a Management Stockholder to pledge his shares of common stock that do not constitute Restricted Shares, (c) grants "tag-along" rights (i.e., rights to participate in a sale on a PRO RATA basis) to each stockholder in connection with the sale (i) by Jupiter of any of its common stock of the Company and (ii) by a Management Stockholder of any of his Restricted Shares, and (d) grants to Jupiter "drag-along" rights (i.e., the right to require Management Stockholders to participate on a PRO RATA basis in a sale by Jupiter) with respect to shares of common stock held by the Management Stockholders, whether or not Restricted Shares, in connection with a sale by Jupiter of common stock constituting at least 1% of the Company's common stock. The Stockholders Agreement also grants to the Company, first, and Jupiter, second, certain call rights with respect to the purchase of Restricted Shares held by a Management Stockholder in the event that, prior to the fifth anniversary of the date of the Stockholders Agreement, such Management Stockholder's employment with the Company is terminated (other than as a result of death, disability or resignation for Good Reason (as defined therein)). The call provision also applies in the event such Management Stockholder breaches his obligations under the Severance and Non-Competition Agreement described under "Certain Agreements with Management". The purchase price with respect to such call rights under the Stockholders Agreement is the lower of $10 per share and a specified formula described therein (the "Repurchase Formula"), in the event the call right arises as a result of such Management Stockholder's termination for Cause (as defined therein), his resignation other than for Good Reason or a breach of his obligations under the Severance and Non-Competition Agreement to which he is a party. The purchase price with respect to a call right arising as a result of any other employment termination is the Repurchase Formula. Jupiter has agreed that neither it nor the Company will exercise their respective call rights with respect to the Restricted Shares held by Gary L. Walsh in the event that, after December 31, 1997, his employment with the Company is terminated without cause or he resigns without cause or for Good Reason. Mr. Walsh resigned as chief executive officer, effective January 1, 1998.

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

         1.  Financial Statements

         The consolidated financial statements listed in Item 8. Financial Statements, which appear on page 19, are included herein.

         2.   Financial Statement Schedule

         The following financial statement schedule of Core-Mark International, Inc. for the fiscal years ended December 31, 1996, 1997, and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Core-Mark International, Inc. and subsidiaries.

         Schedule II - Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

         3.   Exhibits

         The following Exhibits are filed as part of, or incorporated by reference into, this Report:


         EXHIBIT
         NUMBER                            EXHIBIT
         --------                          -------
         2.1      Stock Subscription Agreement, dated June 17, 1996, by and
                  among Jupiter Partners, L.P., as amended, incorporated herein by reference from Exhibit 2.1 to Core-Mark International,
                  Inc.'s Registration Statement on Form S-4 (Registration No.
                  333-14217).

         2.2      Stock Purchase Agreement, dated June 17, 1996, by and between
                  Core-Mark L.L.C. and the Company, as amended, incorporated herein by reference from Exhibit 2.2 to Core-Mark
                  International, Inc.'s Registration Statement on Form S-4
                  (Registration No. 333-14217).

         3.1.1 Articles of Incorporation of the Company, incorporated herein by reference from Exhibit 3.1 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration
                  No. 333-14217).

         3.1.2    Restated Articles of Incorporation of the Company dated
                  August 18, 1998 (Filed herewith).

         3.2      Amended By-laws of the Company (Filed herewith).

         4.1 Indenture, dated as of September 27, 1996, between the Company and Bankers Trust Company as Trustee, incorporated herein by reference from Exhibit 4.1 to Core-Mark International, Inc.'s
                  Registration Statement on Form S-4 (Registration No.
                  333-14217).


         4.2 Form of Face of Exchange Security, incorporated herein by reference from Exhibit 4.4 to Core-Mark International, Inc.'s
                  Registration Statement on Form S-4 (Registration
                  No. 333-14217).

         10.1.1   Manufacturing Rights Agreement by and among Famous Value
                  Brands, Core-Mark International Inc., Core-Mark Interrelated
                  Companies, Inc. and C/M Products, Inc., incorporated herein by reference from Exhibit 10.1 to Core-Mark International, Inc.'s
                  Registration Statement on Form S-4 (Registration
                  No. 333-14217).

         *10.1.2  Amendment dated December 31, 1997 to Manufacturing Rights
                  Agreement by and among Famous Value Brands, Core-Mark
                  International Inc., Core-Mark Interrelated Companies, Inc. and
                  C/M Products, Inc., incorporated herein by reference from
                  exhibit 10.11 to Core-Mark International Inc.'s Annual Report on Form 10-K filed March 20, 1998 (Registration
                  No. 333-14217).

         10.2.1 Manufacturing Agreement for "Best Buy" Cigarettes by and between Famous Value Brands and C/M Products, Inc., incorporated herein by reference from Exhibit 10.2 to Core-Mark International, Inc.'s Registration Statement on Form
                  S-4 (Registration No. 333-14217).

         *10.2.2 Amendment dated December 31, 1997 to Manufacturing Agreement for "Best Buy" Cigarettes by and between Famous Value Brands and C/M Products, Inc., incorporated herein by reference from exhibit 10.12 to Core-Mark International Inc.'s Annual Report on Form 10-K filed March 20, 1998 (Registration No.
                  333-14217).

         10.3.1 Trademark License Agreement by and between Famous Value Brands and Core-Mark Interrelated Companies, Inc., incorporated herein by reference from Exhibit 10.3 to Core-Mark
                  International, Inc.'s Registration Statement on Form S-4
                  (Registration No. 333-14217).

         10.3.2   Amendment dated December 31, 1997 to Trademark License
                  Agreement by and between Famous Value Brands and Core-Mark
                  Interrelated Companies, Inc., incorporated herein by reference from exhibit 10.13 to Core-Mark International Inc.'s Annual
                  Report on Form 10-K filed March 20, 1998 (Registration No.
                  333-14217).

         10.4 Stockholders Agreement dated as of August 7, 1996, by and among the Company and all of the holders of its Common Stock, incorporated herein by reference from Exhibit 10.5 to Core-Mark International, Inc.'s Registration Statement on Form
                  S-4 (Registration No. 333-14217).

         10.5.1 Severance and Noncompetition Agreement, dated August 7, 1996, between the Company and Gary L. Walsh, incorporated herein by reference from Exhibit 10.6.1 to Core-Mark International,
                  Inc.'s Registration Statement on Form S-4 (Registration No.
                  333-14217).

         10.5.2 Schedule of Severance and Non Competition Agreements omitted pursuant to Instruction no. 2 to Item 601 of Regulation S-K, incorporated herein by reference from Exhibit 10.6.2 to Core-Mark International, Inc.'s Registration Statement on Form
                  S-4 (Registration No. 333-14217).

         10.6     Letter, dated August 7, 1996, from Jupiter Partners LP to Gary
                  L. Walsh, incorporated herein by reference from Exhibit 10.7 to Core-Mark International, Inc.'s Registration Statement on
                  Form S-4 (Registration No. 333-14217).

         10.7     Purchase Agreement, dated September 24, 1996, between the
                  Company, Chase Securities Inc. and Donaldson, Lufkin &
                  Jenrette Securities Corporation, incorporated herein by reference from Exhibit 10.8 to Core-Mark International, Inc.'s
                  Registration Statement on Form S-4 (Registration
                  No. 333-14217).

         10.8.1 Indemnification Agreement, dated November 12, 1996, between the Company and John F. Klein, incorporated herein by reference from Exhibit 10.9.1 to Core-Mark International,
                  Inc.'s Registration Statement on Form S-4 (Registration
                  No. 333-14217).

         10.8.2 Schedule of Indemnification Agreements omitted pursuant to Instruction No. 2 to Item 601 of Regulation S-K, incorporated herein by reference from Exhibit 10.9.2 to Core-Mark
                  International, Inc.'s Registration Statement on Form S-4
                  (Registration No. 333-14217).



         10.9 Purchase Agreement dated January 31, 1997 between the Company and Melvin Sosnick Company and Capital Cigar Company, incorporated herein by reference from Exhibit (i) to Core-Mark
                  International, Inc.'s Current Report on Form 8-K filed
                  February 18, 1997 (Registration No. 333-14217).

         10.10    $120,000,000 Amended and Restated Credit Agreement dated as of
                  April 1, 1998, among Core-Mark International Inc., the
                  Several Lenders from time to time Parties Hereto and The
                  Chase Manhattan Bank, as Administrative Agent, incorporated herein by reference from exhibit 10.14 to Core-Mark
                  International, Inc. Quarterly Report on Form 10-Q filed August
                  14, 1998 (Registration No. 333-14217).

         10.11    Amended and Restated Security Agreement dated as of April 1,
                  1998, among Core-Mark International, Inc., C/M Products, Inc.,
                  Core-Mark Interrelated Companies, Inc., and Core-Mark
                  Midcontinent, Inc., in favor of The Chase Manhattan Bank, as
                  Administrative Agent, incorporated herein by reference from exhibit 10.16 to Core-Mark International Inc. Quarterly Report on Form 10-Q filed August 14, 1998 (Registration No.
                  333-14217).

         10.12    Amendment to Borrower Stock Pledge Agreement dated as of April
                  1, 1998, between Core-Mark International, Inc., and The Chase
                  Manhattan Bank, as Administrative Agent, incorporated herein by reference from exhibit 10.17 to Core-Mark International, Inc. Quarterly Report on Form 10-Q filed August 14, 1998
                  (Registration No. 333-14217).

         10.13    Pooling Agreement, dated as of April 1, 1998, among Core-Mark
                  Capital Corporation, Core-Mark International, Inc., as
                  Servicer, and The Chase Manhattan Bank, as Trustee, incorporated herein by reference from exhibit 10.18 to Core-Mark International, Inc. Quarterly Report on Form 10-Q filed August 14, 1998 (Registration No. 333-14217).

         10.14    Series 1998-1 Supplement to the Pooling Agreement, dated as of
                  April 1, 1998, among Core-Mark Capital Corporation, Core-Mark
                  International, Inc., as Servicer, and The Chase Manhattan
                  Bank, incorporated herein by reference from exhibit 10.19 to Core-Mark International, Inc. Quarterly Report on Form 10-Q filed August 14, 1998 (Registration No. 333-14217).

         10.15    Series 1998-2 Supplement to the Pooling Agreement, dated as of
                  April 1, 1998, among Core-Mark Capital Corporation, Core-Mark
                  International, Inc., as Servicer, and The Chase Manhattan
                  Bank, incorporated herein by reference from exhibit 10.20 to Core-Mark International, Inc. Quarterly Report on Form 10-Q filed August 14, 1998 (Registration No. 333-14217).

         10.16    Servicing Agreement, dated as of April 1, 1998, among
                  Core-Mark Capital Corporation, Core-Mark International, Inc., as Servicer, Subsidiaries of Core-Mark International, Inc., as
                  Subservicers, and The Chase Manhattan Bank, incorporated herein by reference from exhibit 10.21 to Core-Mark
                  International, Inc. Quarterly Report on Form 10-Q filed August
                  14, 1998 (Registration No. 333-14217).

         10.17    Receivables Sale and Contribution Agreement, dated as of April
                  1, 1998, among Core-Mark Capital Corporation, Core-Mark
                  International, Inc., Core-Mark Midcontinent, Inc., and
                  Core-Mark Interrelated Companies, Inc., as Sellers, incorporated herein by reference from exhibit 10.22 to Core-Mark International, Inc. Quarterly Report on Form 10-Q filed August 14, 1998 (Registration No. 333-14217).

         16       Letter to Securities and Exchange Commission from KPMG Peat
                  Marwick LLP dated January 27, 1998 from Exhibit 16 to
                  Core-Mark International Inc.'s Current Report on Form 8-K filed January 27, 1998 (Registration No. 333-14217), incorporated herein by reference from exhibit 16 to Core-Mark
                  International, Inc. Annual Report on Form 10-K filed March 20,
                  1998 (Registration No. 333-14217).

         16.1     Letter to Securities and Exchange Commission from KPMG Peat
                  Marwick LLP dated March 20, 1998, incorporated herein by reference from exhibit 16.1 to Core-Mark International Inc.
                  Annual Report on Form 10-K filed March 20, 1998 (Registration
                  No. 333-14217).

         21 List of Subsidiaries of the Company, incorporated herein by reference from Exhibit 21 to Core-Mark International, Inc.'s
                  Registration Statement on Form S-4 (Registration
                  No. 333-14217).

         27       Financial Data Schedule



         * Portions of these exhibits have been omitted pursuant to an Order Granting Confidential Treatment Under the Securities
                  Exchange Act of 1934 by the Company with the Commission pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on March 19, 1999.

                                          CORE-MARK INTERNATIONAL, INC.

                                          By
                                             /s/ Leo F. Korman
                                             -----------------------------------
                                             Leo F. Korman, Senior Vice
                                             President and Chief Financial
                                             Officer

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


               SIGNATURE                                                TITLE                                   DATE
               ---------                                                -----                                   ----

           /s/ Gary L. Walsh
--------------------------------------
             Gary L. Walsh                                      Chairman and Director                      March 19, 1999


          /s/ Robert A. Allen
--------------------------------------
            Robert A. Allen                        President, Chief Executive Officer and Director         March 19, 1999


           /s/ Leo F. Korman
--------------------------------------
             Leo F. Korman                       Senior Vice President, Chief Financial Officer and        March 19, 1999
                                                            Principal Accounting Officer


         /s/ Thomas A. Berglund
--------------------------------------
           Thomas A. Berglund                                         Director                             March 19, 1999


          /s/ Terry J. Blumer
--------------------------------------
            Terry J. Blumer                                           Director                             March 19, 1999


           /s/ John F. Klein
--------------------------------------
             John F. Klein                                            Director                             March 19, 1999


          /s/ John A. Sprague
--------------------------------------
            John A. Sprague                                           Director                             March 19, 1999


                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Core-Mark International, Inc.

We have audited the accompanying consolidated balance sheet of Core-Mark International, Inc. and subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for the year ended December 31, 1998 and have issued our report thereon dated February 25, 1999; such report is included elsewhere in this Form 10-K. Our audit also included the 1998 financial statement schedule of the Company listed in Item 14 (a) 2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 1998 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                            /s/ Deloitte & Touche LLP





SAN FRANCISCO, CALIFORNIA
FEBRUARY 25, 1999

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Core-Mark International, Inc.

         Under date of February 20, 1998, we reported on the consolidated balance sheets of Core-Mark International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                      /s/  KPMG LLP




SAN FRANCISCO, CALIFORNIA
FEBRUARY 20, 1998

                                                                     SCHEDULE II

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


                Column A                           Column B                  Column C                 Column D       Column E
                                                                             Additions
 --------------------------------------           ----------        ---------------------------      ----------     ----------
                                                  Balance at       Charged to       Charged to                      Balance at
                                                   Beginning        Costs and         Other                           End of
               Description                          of Year         Expenses         Accounts        Deductions        Year
--------------------------------------            ----------       ----------       ----------       ----------     ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31,
   1996................................             $ 3,600          $  895           $    _         $ (614)(a)       $ 3,881
   1997................................               3,881           1,237                _         (2,168)(a)         2,950
   1998................................               2,950             810                _           (999)(a)         2,761


(a) Deductions consist of accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged off.