Form 10-Q
period 1999-03-31
CORE MARK INTERNATIONAL INC
filed 1999-05-12
CIK 1024726

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999



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

                                  ============

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  _x_ Yes ___ No

                  At April 30, 1999, Registrant had outstanding
                        5,500,000 shares of Common Stock.

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


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements


        Condensed  Consolidated  Balance  Sheets as of  December  31, 1998
        and March  31, 1999........................... .....................   3
        Condensed   Consolidated Statements  of  Income  for the  three
        months  ended March 31, 1998 and 1999............. .................   4
        Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 1998 and 1999..........................   5
        Notes to Condensed Consolidated Financial Statements................   6

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        of Operations............... .......................................   8

Item 3: Quantitative and Qualitative Disclosures About Market
        Risk................................................................  12

PART II - OTHER INFORMATION

Item 1: Legal  Proceedings..................................................  13
Item 2: Changes in Securities and Use of  Proceeds..........................  14
Item 3: Defaults Upon Senior  Securities....................................  14
Item 4: Submission of Matters to a Vote of Security  Holders................  14
Item 5: Other  Information..................................................  14
Item 6: Exhibits and Reports on Form 8-K....................................  14

Signature     ..............................................................  15


                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (In Thousands of Dollars)

                                                                                December 31,  March 31,

                                                                                    1998        1999
                                                                                 ---------    ---------
Assets                                                                                      (Unaudited)

Current assets:
     Cash ..................................................................   $  24,586    $  18,843
     Receivables:
         Trade accounts, less allowance for doubtful accounts of $2,761 and
              $2,670, respectively .........................................     103,412      100,082
         Other .............................................................      12,578        8,161
     Inventories, net of LIFO allowance of $34,332 and $34,432, respectively     112,481       82,046
     Prepaid expenses and other ............................................       6,576        5,864
                                                                               ---------    ---------
         Total current assets ..............................................     259,633      214,996

Property and equipment .....................................................      61,332       61,375
     Less accumulated depreciation .........................................     (33,283)     (33,857)
                                                                               ---------    ---------
     Net property and equipment ............................................      28,049       27,518

Other assets ...............................................................       7,227        6,747
Goodwill, net of accumulated amortization of $19,375 and $19,896,
     respectively ..........................................................      64,481       63,960
                                                                               ---------    ---------
                                                                               $ 359,390    $ 313,221
                                                                               =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
     Trade accounts payable ................................................   $  48,867    $  49,814
     Cigarette and tobacco taxes payable ...................................      45,073       53,515
     Income taxes payable ..................................................       2,698        3,984
     Deferred income taxes .................................................       6,992        6,941
     Other accrued liabilities .............................................      34,514       30,880
                                                                               ---------    ---------
         Total current liabilities .........................................     138,144      145,134

Long-term debt .............................................................     208,124      151,999
Other accrued liabilities and deferred income taxes ........................       9,260        9,557
                                                                               ---------    ---------
     Total liabilities .....................................................     355,528      306,690

Commitments and contingencies:
Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding ...........................          55           55
     Additional paid-in capital ............................................      26,121       26,121
     Accumulated deficit ...................................................     (15,077)     (12,765)
     Accumulated other comprehensive loss:
         Foreign currency translation adjustments ..........................      (4,225)      (3,868)
         Minimum pension liability adjustment ..............................      (3,012)      (3,012)
                                                                               ---------    ---------
         Total shareholders' equity ........................................       3,862        6,531
                                                                               ---------    ---------
                                                                                $359,390     $313,221
                                                                                ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                       Three Months
                                                      Ended March 31,
                                              ------------------------------
                                                      1998         1999
                                                  -----------  -----------

Net sales .....................................   $ 563,220    $ 629,452
Cost of goods sold ............................     522,533      583,882
                                                  ---------    ---------
     Gross profit .............................      40,687       45,570
Operating and administrative expenses .........      36,037       37,871
                                                  ---------    ---------
     Operating income .........................       4,650        7,699

Interest expense, net .........................       4,296        3,395
Amortization of debt refinancing costs ........         374          318
                                                  ---------    ---------
     Income (loss)  before income taxes .......         (20)       3,986

Income tax expense (benefit) ..................          (9)       1,674
                                                  ---------    ---------
     Net income (loss) ........................   $     (11)   $   2,312
                                                  =========    =========




























            See Notes to Condensed Consolidated Financial Statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                   ----------------------------------------
                                                                                           1998                  1999
                                                                                    -------------         -------------
CASH PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)...................................................................$         (11)          $     2,312

     Adjustments  to  reconcile  net  income  (loss)  to net  cash  provided  by operating activities:
     LIFO expense...................................................................          800                   100
     Amortization of goodwill.......................................................          520                   521
     Depreciation and amortization..................................................        1,573                 1,550
     Amortization of debt refinancing fees..........................................          374                   318
     Deferred income taxes..........................................................           13                   317
     Other adjustments for non-cash and non-operating activities....................         (125)                   53

     Changes in operating assets and liabilities ...................................       28,532                45,929
                                                                                    -------------         -------------
Net cash provided by operating activities ..........................................       31,676                51,100
                                                                                    -------------         -------------
INVESTING ACTIVITIES:


     Additions to property and equipment ...........................................       (1,402)                (971)
                                                                                    -------------         -------------
Net cash used in investing activities ..............................................       (1,402)                (971)
                                                                                    -------------         -------------
FINANCING ACTIVITIES:

     Net borrowings under accounts receivable securitization .......................            -                 3,000
     Net payments under revolving credit agreement .................................      (32,194)             (59,125)
                                                                                    -------------         -------------
Net cash used in financing activities ..............................................      (32,194)             (56,125)
                                                                                    -------------         -------------

Effects of changes in foreign exchange rates........................................          403                   253
                                                                                    -------------         -------------
Decrease in cash ...................................................................       (1,517)              (5,743)
Cash, beginning of period ..........................................................       15,281                24,586
                                                                                    -------------         -------------
CASH, END OF PERIOD.................................................................  $    13,764              $ 18,843
                                                                                         ========              ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments (refunds) during the period for:
     Interest ......................................................................       $6,243                $5,534
     Income taxes ..................................................................       (1,712)                   63



            See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements
                        Three Months Ended March 31, 1999
                                   (Unaudited)


1.  Basis of Presentation

     The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 1998 and 1999, have been prepared by Core-Mark International, Inc. (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1999 with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 1998, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K") include a description of the Company's significant accounting policies and additional information pertinent to an understanding of both the December 31, 1998 balance sheet and the interim financial statements included herein.

2.  Inventories

     The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $800,000 and $100,000 for the three months ended March 31, 1998 and 1999, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  Excise Taxes

     State and provincial excise taxes paid by the Company on cigarettes were $112.2 million and $128.8 million for the three months ended March 31, 1998 and 1999, respectively. These amounts are included in net sales and cost of goods sold for the periods indicated.


4.  Comprehensive Income

     The Company's total comprehensive income was $463,000 and $2,669,000 for the three months ended March 31, 1998 and 1999 respectively, which included other comprehensive income related to foreign currency translation adjustments.

5. Segment Information

     Management has determined that the only reportable segment of the Company is its wholesale distribution segment, based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. There has been no change in the segment reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 1998 Form 10-K. Wholesale distribution segment information for the three-month periods ended March 31 is set forth below (dollars in thousands):


                                                                                           1998         1999
                                                                                           ----         ----

         Net sales from external customers.............................                  $563,220     $629,452

         Segment pre-tax operating income (1)..........................                     2,053        4,884


         -----------------
         (1)  Represents   operating  income,   including   allocated  interest
              expense,   but  excluding   amortization  of  goodwill  and  debt
              refinancing costs, and income taxes.

     Segment assets as of December 31,1998 and March 31, 1999 are set forth below (dollars in thousands):

                                                                                           1998         1999
                                                                                           ----         ----

          Segment Assets ..........................................................      $341,583     $302,401

     A  reconciliation  of  the  segment  information   reported  above  to  the
consolidated financial statements is as follows (dollars in thousands):




          INCOME (LOSS) BEFORE INCOME TAXES


                                                                                           1998          1999
                                                                                           ----          ----

         Segment information ..........................................                   $ 2,053      $ 4,884
         Less: Goodwill and other unallocated amortization ............                       654          562
                 Interest expense: unallocated and other...............                     1,045           18
                 Amortization of debt refinancing costs ...............                       374          318
                                                                                           -------     -------
         Consolidated total............................................                     $ (20)     $ 3,986
                                                                                           =======     =======


         INTEREST EXPENSE
                                                                                           1998          1999
                                                                                           ----          ----

         Segment information...........................................                   $ 3,251      $ 3,377
         Add: Unallocated and other....................................                     1,045           18
                                                                                          -------      -------
         Consolidated total............................................                   $ 4,296      $ 3,395
                                                                                          =======      =======


         ASSETS
                                                                                           1998          1999
                                                                                           ----          ----

         Segment Information ..........................................                  $341,583     $302,401
         Add: Corporate and other .....................................                    17,807       10,820
                                                                                          -------      -------
         Consolidated total ...........................................                  $359,390     $313,221
                                                                                          =======      =======

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


     The following discussion should be read in conjunction with Management's Discussion and Analysis and the discussion under the heading "Legal Proceeding - Regulatory and Legislative Matters" included in the Company's 1998 Form 10-K.


General

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the quarter ended March 31, 1999, approximately 69%, 21% and 10% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.


Tobacco Industry Business Environment

     Manufacturers and distributors of cigarettes and other tobacco products are currently facing a number of significant issues that affect the business environment in which they operate including proposed additional governmental regulation; actual and proposed excise tax increases (see "Impact of Tobacco Taxes" below); increased litigation involving health and other effects of cigarette smoking and other uses of tobacco; and potential litigation by the U.S. Department of Justice to recover federal Medicare costs allegedly connected to smoking.

     In August 1996, the United States Food and Drug Administration (the "FDA") determined that it had jurisdiction over cigarettes and smokeless tobacco products and issued regulations restricting the sale, distribution and advertising of cigarette and smokeless tobacco products, especially to minors. The FDA regulations are significant not only because of their substance, but also because the FDA has determined that it has jurisdiction over cigarettes and smokeless tobacco as "combination products having both a drug component, including nicotine, and device components." The regulations regulate such products as "devices". In April 1997 the U.S. District Court for the Middle District of North Carolina held that the FDA could impose restrictions on access and labeling of tobacco products, but did not have authority to restrict the promotion and advertisement of such products. The court stayed implementation of the FDA regulations except for those establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under the age of 27. On August 14, 1998, however, the United States Court of Appeals for the Fourth Circuit reversed the decision of the District Court, finding that the FDA lacked statutory authority to regulate tobacco products altogether. The FDA's petitions for rehearing and rehearing en banc by the Fourth Circuit were denied, but, on April 26, 1999 the Supreme Court granted certiorari to review the decision of the Court of Appeals. A date for arguments on the case has not yet been set.

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

     In light of failure of the national settlement legislation, in November 1998 the four largest U.S. cigarette manufacturers and the attorneys general of 46 states, five territories, and the District of Columbia agreed to a settlement of approximately $400 billion for public health-care costs allegedly connected to smoking. The settlement - which takes effect in each settling jurisdiction when the courts in each such jurisdiction enter a final consent decree and any appeals of such decree are disposed of or become time-barred - allows for payment of the agreed sum by the cigarette manufacturers over 25 years, settles the state and territory health-care claims against the tobacco industry and imposes a number of new marketing, advertising, sales and other restrictions on tobacco products. As a direct result of this settlement, the major cigarette manufacturers raised the wholesale price of cigarettes by $4.50 per carton, effective November 24, 1998, bringing the total per-carton price increase in the United States in 1998 to $6.35.

     Included in the terms of the settlement are conditions that tobacco companies participating in the settlement may not: target youth in the advertising, promotion or marketing of tobacco products; use tobacco brand names to sponsor concerts, athletics events or other events in which a significant percentage of the audience is under 18 years of age; advertise products in conspicuous places outdoors (such as billboards) or on transit vehicles; merchandise a tobacco brand name through the marketing, distribution or sale of apparel or other merchandise; provide free samples of tobacco products in any area except on adults-only facility; distribute or sell cigarettes in pack sizes of less than 20; or lobby state legislatures on certain anti-tobacco initatives (such as limitations on youth access to vending machines). Many of these provisions took effect in November 1998; most of the remaining provisions will take effect by April 23, 1999. The Company is unable to assess the effects that this agreement will have on the sale of the Company's products; there can be no assurance that these new restrictions will not result in a material reduction of the consumption of tobacco products in the United States and thus will have not a material adverse effect on the Company's business and financial position.

     In early 1999, the President of the United States requested the Department of Justice to review whether the United States can recover various expenditures for medical costs incurred by smokers or former smokers which were paid or reimbursed by the federal government. To date, the Justice Department has not taken any action to do so, but there can be no assurance that the federal government will not commence litigation against the tobacco manufacturers or as to the outcome of any such litigation.

     Effective January 1, 1999, the State of California increased the state excise tax on cigarettes by $5.00 per carton. California is the Company's largest market, representing approximately 37% of carton sales during the three months ended March 31, 1999.

     The Company believes that price and tax increases of the magnitude recently experienced will have a negative impact on overall industry unit sales and will negatively affect the Company's sales of tobacco products. The Company does not believe that it is able to quantify the impact of these higher prices and taxes on future sales of cigarettes and other tobacco products. Manufacturer price increases will also increase the Company's debt and interest expense levels. The Company believes that it has adequate financing arrangements in place at the present time to finance the additional working capital requirements of the most recent manufacturer price increases. However, depending upon future levels of manufacturer price increases, or if the terms or amounts of state and provincial excise taxes were adversely changed, the Company may be required to seek
additional   financing  in  order  to  meet  future   higher   working   capital
requirements.

     Over the past decade, various state and local governments have imposed significant regulatory restrictions on tobacco products, including sampling and advertising bans or restrictions, packaging regulations and prohibitions on smoking in restaurants, office buildings and public places. With a limited number of exceptions, the state Medicaid litigation settlement prohibits the participating tobacco manufactureres from challenging any restriction relating to tobacco control enacted prior to June 1, 1998. Additional state and local legislative and regulatory actions are being considered and are likely to be promulgated in the future. The Company is unable to assess the future effects that these various proposals may have on the sale of the Company's products.

     The Company's business strategy has included, and continues to include, increasing sales of higher margin, non-tobacco products, a strategy which is intended to lessen the impact of potential future declines in unit sales and profitability of its tobacco distribution business.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     NET SALES. Net sales for the three months ended March 31, 1999 were $629.5 million, an increase of $66.2 million or 11.8% over the same period in 1998. The increase in net sales was primarily due to an increase in net sales of cigarettes, as well as increased sales of food and non-food products in 1999 compared to 1998.

     Net sales of cigarettes for the three months ended March 31, 1999 were $435.3 million, an increase of $60.2 million or 16.0% over the same period in 1998. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices as well as the $5.00 per carton increase in California state excise taxes which became effective January 1, 1999, all of which have been passed on to the Company's customers in the form of higher prices. The Company's total cigarette unit sales for the three months ended March 31, 1999 were 17.8 million cartons, a decrease of 3.3 million cartons or 15.6% from the same period of 1998. Cigarette carton sales in the U.S. declined by 3.2 million cartons or 17.9% compared to the same period in 1998. The decrease in the Company's carton sales occurred primarily in California, and was due to a number of factors. Consumers in California purchased large quantities of cigarettes in December 1998, in advance of the increase in state excise taxes which became effective January 1, 1999. This hurt the Company's sales of cigarettes in the first three months of 1999. Additionally, the competition from so called "grey market" cigarettes continued to be intense in California. Grey market cigarettes are cigarettes produced by the major tobacco companies, and intended for export only, but which are reintroduced into the domestic market by unauthorized distributors at prices substantially lower then domestic cigarettes. For the three months ended March 31, 1999, cigarette carton sales in the United States, outside of California, were substantially the same in 1999 as in the comparable period of 1998.

     Net sales of food and non-food products for the three months ended March 31, 1999 were $194.1 million, an increase of $6.0 million or 3.2% over the same period in 1998.

     GROSS PROFIT. Gross profit for the three months ended March 31, 1999 was $45.6 million, an increase of $4.9 million or 12.0% over the same period in 1998. The increase was primarily due to sales increases in both the cigarette and food and non-food categories. The gross profit margin for the three months ended March 31, 1999 increased slightly to 7.24% of net sales as compared to 7.22% of net sales for the comparable period in 1998. Both cigarette and food and non-food categories experienced slight increases in gross profit margin. For the three months ended March 31, 1999, the Company recognized LIFO expense of $0.1 million compared to $0.8 million for comparable period in 1998. The decrease in LIFO expense for the three months ended March 31, 1999, was primarily the result of a cigarette price increase that occurred during the three months ended March 31, 1998, whereas no such increase occurred in 1999.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended March 31, 1999 were $37.9 million, an increase of $1.8 million or 5.1% over the same period in 1998. However, such expenses for the three months ended March 31, 1999 decreased to 6.0% of net sales as compared to 6.4% for the same period in 1998. The decline in operating expenses as a percent of net sales is primarily due to the increased net sales resulting from cigarette price increases which occurred primarily in the last quarter of 1998.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended March 31, 1999 was $7.7 million, an increase of $3.0 million or 65.6% compared to the same period in 1998. As a percentage of net sales, operating income for the three months ended March 31, 1999 was 1.2%, as compared to 0.8% for the same period in 1998.

     NET INTEREST EXPENSE. Net interest expense for the three months ended March 31, 1999 was $3.4 million, a decrease of $0.9 million or 21.0% compared to 1998. The net decrease resulted from a decrease in the Company's average debt levels and a decline in the average borrowing rate as a result of the implementation of the accounts receivable securitization program, which was effective April 1, 1998.


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

     In November 1998, the four largest U.S. cigarette manufacturers and the state attorneys general of 46 states agreed to a multi-billion dollar settlement over public health costs connected to smoking (see "Tobacco Industry Business Environment"). As a direct result of this settlement, the cigarette manufacturers raised the wholesale price of cigarettes by $4.50 per carton, effective November 24, 1998, in order to cover initial costs of the settlement. This manufacturer price increase resulted in an increase in inventories and trade accounts receivable for the Company, and correspondingly higher debt and interest levels. The Company believes that it will be able to adequately finance the corresponding increase in working capital requirements relating to its existing business under its current credit facilities. At current levels of business activity, the Company has substantial excess borrowing capacity under its current credit facilities. However, if manufacturers' price increases or federal excise tax increases (over and above currently enacted increases) continued to sharply escalate, or if payment terms for state and provincial taxes were adversely changed, the Company might be required to seek additional financing in order to meet such higher working capital requirements.

     The Company's debt obligations totaled $152.0 million at March 31, 1999, a decrease of $56.1 million or 27.0% from $208.1 million at December 31, 1998. The net decrease in outstanding debt is primarily due to decreased borrowings needed to finance working capital funding requirements. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. At year end the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically lower at the end of any fiscal year compared to interim periods.

     The Company made capital expenditures of $1.0 million in the first quarter of 1999. For the remainder of 1999, the Company estimates it will spend approximately $6 to $7 million for capital requirements, principally consisting of warehouse and other equipment.


Impact of Tobacco Taxes

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. In the first quarter of 1999, such taxes on cigarettes represented approximately 26% of cigarette net sales in the U.S. and 46% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

     Effective January 1, 1999, the State of California increased excise taxes on cigarettes by $5.00 per carton as well as increased taxes on cigars and other tobacco products.

     Under current law, almost all state and Canandian provincial taxes are payable by the Company under credit terms which, on the average, exceed the credit terms the Company has approved for its customers to pay for products which include such taxes. This practice has benefited the Company's cash flow. If the Company were required to pay such taxes at the time such obligation was incurred without the benefit of credit terms, the Company would incur a substantial permanent increase in its working capital requirements and might be required to seek additional financing in order to meet such higher working capital requirements. Consistent with industry practices, the Company has secured a bond to guarantee its tax obligations to those states and provinces requiring such a surety (a majority of states in the Company's operating areas).

     The U.S. federal excise tax on cigarettes is currently $2.40 per carton of cigarettes. The federal excise tax is scheduled to increase by $1.00 per carton of cigarettes starting in the year 2000 and by an additional $.50 per carton of cigarettes in 2002. Unlike the state and provincial taxes described above, U.S. federal excise taxes on cigarettes are paid by the cigarette manufacturers and passed through to the Company as a component of the cost of cigarettes. Such increases in U.S. federal taxes will increase the Company's working capital requirements by increasing the balances of its inventories and accounts receivable. The President as well as various members of Congress have suggested additional excise taxes on cigarette and tobacco products, either as part of the proposed legislative resolution of various issues affecting the U.S. tobacco industry discussed above or to finance unrelated federal spending.


Impact of Year 2000 Compliance Issues

     In accordance with the safe harbor provisions of the Private Securities Act of 1995, the Company notes that certain statements contained in the following discussion concerning year 2000 compliance issues are forward-looking in nature and are subject to many risks and uncertainties. These forward-looking statements include such matters as the Company's projected state of readiness, the Company's projected cost of remediation, the expected date of completion of each phase and the expected completion date of contingency plans. Such statements also constitute "year 2000 readiness disclosure" within the meaning of the year 2000 Information and Readiness Disclosure Act.

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

     The assessment phase of the Company's systems was complete as of March 31, 1999. The Company has completed modification or conversion and testing of approximately 95% of the Company's systems as of March 31, 1999. The Company presently believes that the modification or conversion of existing systems will be completed in the second quarter of 1999.

     The Company has initiated formal communications with customers, vendors and other constituents with whom the Company has material relationships, to determine the extent to which the Company is vulnerable to those third parties' failure to become year 2000 compliant. The Company presently believes that the third party assessment process will be completed by June 30, 1999 and was approximately 95% complete as of March 31, 1999. However, there can be no assurance that the systems of other companies will be modified or converted on time, which could have an adverse effect on the Company's operations.


     The Company has utilized and will continue to utilize internal resources to modify or convert and test for year 2000 compliance. The estimated total cost for the assessment, modification or converting and testing of the Company's systems is approximately $1.1 million. These costs represent approximately 44% of the fiscal 1999 information technology department budgeted expenses and are comprised of $0.1 million for assessment and $1.0 million for software modification or conversion. As a result of the year 2000 compliance effort, the Company believes that no information technology projects have been deferred that will have a material impact on the Company's operations. All of the costs related to year 2000 compliance have been expensed as incurred, and have been and are expected to be, funded through operating cash flows. The Company has incurred approximately $1.1 million of costs as of March 31, 1999 which were comprised of $1 million for assessment and $1.0 million for software modification or conversion.

     The costs associated with year 2000 compliance are based on management's estimates, which were derived using numerous assumptions of future events, including the cost and continued availability of certain resources, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.


New Accounting Standards

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivatives, requiring recognition as either assets or liabilities on the balance sheet and measurement at fair value. The Company plans to adopt this statement for fiscal 1999. The Company has not yet determined the effect adoption of this statement will have on the Company's consolidated financial position, results of operations or cash flows.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 1998 Consolidated Financial Statements.

PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings



     As previously reported, in October 1996, a subsidiary of the Company was named as a defendant in a class action lawsuit filed in state court in New Mexico. The other defendants include the principal U.S. tobacco manufactures as well as other distributors. The case is brought on behalf of a putative class of smokers who reside in New Mexico, each of whom is allegedly nicotine dependent. The suit seeks, on behalf of the class, compensatory damages, punitive damages and equitable relief, including medical monitoring of the class members. The Company was dismissed from this suit on January 6, 1999.

     As previously reported, in January 1998, the Company was served with a summons and First Amended Complaint in an action brought by Operating Engineers Local 12 Health and Welfare Trust (on behalf of itself and all others similarly situated), now part of a coordinated proceeding pending in the Superior Court for San Diego County, against the principal tobacco manufacturers, the Company and other distributors and retailers of tobacco products. The compliant seeks, inter alia, compensatory and punitive damages, restition for monies expended by the Trust for health care of its members who have used tobacco products, and forms of injuctive relief.

     From April 1998 through the date of this filing, the Company was named as a defendant in 24 additional similar actions brought by various union health and welfare trusts, coordinated into a single proceeding now pending in the Superior Court for San Diego County, against major tobacco manufacturers as well as other distributors. The complaints seek, inter alia, compensatory and punitive damages, restitution for monies expended by the trusts for health care of its members who have used tobacco products, and forms of injunctive relief.

     As previously reported, in November 1998, the Company was served with a summons and complaint in an action brought by the Pechanga Band of Luiseno Mission Indians, which is now part of the coordinated proceedings involved in the union health and welfare trust cases noted above. In May 1999 this complaint was ammended and the name of the case is now U Tu Utu Gwaitu Paiute Tribe, et. al.. The complaint seeks, inter alia, compensatory and punitive damages, restitution for monies expended by the tribe for health care of its members who have used tobacco products, and forms of injunctive relief.

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

Item 2:  Changes in Securities and Use of Proceeds

         Not applicable


Item 3: Defaults Upon Senior Securities

         Not applicable


Item 4:  Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5: Other Information

         Not applicable


Item 6: Exhibits and Reports on Form 8-K

(a)      Exhibits


         27       Financial Data Schedule


(b)      Reports on Form 8-K:

                  None.

 SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on May 12, 1999.


                                     CORE-MARK INTERNATIONAL, INC.



                                     By  /s/  Leo F. Korman
                                        -----------------------------------
                                        Leo F. Korman, Senior Vice President and
                                                 Chief Financial Officer