Form 10-Q
period 1999-06-30
CORE MARK INTERNATIONAL INC
filed 1999-08-12
CIK 1024726

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999



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

                                 _x_ Yes ___ No

                  At July 31, 1999, Registrant had outstanding
                       5,500,000 shares of Common Stock.

                 ===============================================

                 Core-Mark International, Inc. and Subsidiaries

                    FORWARD-LOOKING STATEMENTS OR INFORMATION

     Certain statements contained in this quarterly report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere herein and in the documents incorporated herein by reference are not statements of historical fact but are future-looking or forward-looking statements that may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such forward-looking terminology as the words "believes," "expects," "may," "will," "should," or "anticipates" (or the negative of such terms) or other variations thereon or comparable terminology, or because they involve discussions of Core-Mark International, Inc.'s (the "Company's") strategy. Such forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. The ability of the Company to achieve the results anticipated in such statements is subject to various risks and uncertainties and other factors which may cause the actual results, level of activity, performance or achievements of the Company or the industry in which it operates to be materially different from any future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the general state of the economy and business conditions in the United States and Canada; adverse changes in consumer spending; the ability of the Company to implement its business strategy, including the ability to integrate recently acquired businesses into the Company; the ability of the Company to obtain financing; competition; the level of retail sales of cigarettes and other tobacco products; possible effects of legal proceedings against manufacturers and sellers of tobacco products; increases in federal and state taxes on tobacco products that have the effect of increasing the prices of such products; and the effect of government regulations affecting such products. As a result of the foregoing and other factors affecting the Company's business beyond the Company's control, no assurance can be given as to future results, levels of activity, performance or achievements and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

     Condensed  Consolidated Balance Sheets as of December 31, 1998 and
     June 30, 1999............................ .............................   3
     Condensed  Consolidated  Statements  of Income for the three and six
     months ended June 30, 1998 and  1999...... ............................   4
     Condensed  Consolidated  Statements  of Cash Flows for the six months
     ended June  30,  1998 and  1999............ ...........................   5
     Notes  to  Condensed  Consolidated Financial Statements................   6

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations    ............... ...........................   8

Item 3: Quantitative and Qualitative Disclosures About Market
        Risk................................................................  13

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings.............................................  14
     Item 2:  Changes in Securities and Use of Proceeds.....................  15
     Item 3:  Defaults Upon Senior Securities...............................  15
     Item 4:  Submission of Matters to a Vote of Security Holders...........  15
     Item 5:  Other Information.............................................  15
     Item 6:  Exhibits and Reports on Form 8-K..............................  15

Signature     ..............................................................  16

                                      -2-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (In Thousands of Dollars)

                                                                                       December 31,             June 30,

                                                                                           1998                   1999
                                                                                         --------              --------
Assets                                                                                                        (Unaudited)
Current assets:
     Cash ......................................................................        $  24,586             $  13,877
     Receivables:
         Trade accounts, less allowance for doubtful accounts of $2,761 and
              $2,727, respectively..............................................          103,412               108,976
         Other .................................................................           12,578                13,495
     Inventories, net of LIFO allowance of $34,332 and $34,557, respectively....          112,481                74,284
     Prepaid expenses and other.................................................            6,576                 6,018
                                                                                         --------              --------
         Total current assets ..................................................          259,633               216,650

Property and equipment .........................................................           61,332                63,631
     Less accumulated depreciation .............................................          (33,283)              (35,436)
                                                                                         --------              --------
     Net property and equipment ................................................           28,049                28,195

Other assets  ..................................................................            7,227                 6,528
Goodwill, net of accumulated amortization of $19,375 and $20,416,
     respectively ..............................................................           64,481                63,440
                                                                                         --------              --------
                                                                                         $359,390              $314,813
                                                                                         ========              ========
Liabilities and Shareholders' Equity Current liabilities:
     Trade accounts payable.....................................................        $  48,867             $  55,998
     Cigarette and tobacco taxes payable........................................           45,073                54,077
     Income taxes payable.......................................................            2,698                 3,483
     Deferred income taxes......................................................            6,992                 6,833
     Other accrued liabilities..................................................           34,514                30,027
                                                                                         --------              --------
         Total current liabilities..............................................          138,144               150,418

Long-term debt..................................................................          208,124               142,100
Other accrued liabilities and deferred income taxes.............................            9,260                10,339
                                                                                         --------              --------
     Total liabilities..........................................................          355,528               302,857

Commitments and contingencies
Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding ...............................               55                    55
     Additional paid-in capital.................................................           26,121                26,121
     Accumulated deficit........................................................          (15,077)               (8,037)
     Accumulated other comprehensive loss:
         Foreign currency translation adjustments...............................           (4,225)               (3,171)
Minimum pension liability adjustment............................................           (3,012)               (3,012)
                                                                                         --------               --------
         Total shareholders' equity.............................................            3,862                11,956
                                                                                         --------               --------
                                                                                         $359,390               $314,813
                                                                                         ========               ========

            See Notes to Condensed Consolidated Financial Statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                   Three Months                      Six Months
                                                                  Ended June 30,                   Ended June 30,
                                                           -----------------------------    -----------------------------
                                                                1998          1999              1998            1999
                                                              --------      --------          --------        --------

Net sales............................................        $  609,051   $  707,406          $1,172,271     $1,336,858
Cost of goods sold...................................           564,627      656,734           1,087,160      1,240,616
                                                               --------     --------            --------       --------
    Gross profit.....................................            44,424       50,672              85,111         96,242
Operating and administrative expenses................            37,013       39,101              73,050         76,972
                                                               --------     --------            --------       --------
    Operating income.................................             7,411       11,571              12,061         19,270

Interest expense, net................................             3,692        3,100               7,988          6,495
Debt refinancing costs...............................             1,199          319               1,573            637
                                                               --------     --------            --------       --------
    Income before income taxes.......................             2,520        8,152               2,500         12,138

Income tax expense...................................             1,158        3,424               1,149          5,098
                                                               --------     --------            --------       --------
    Net income.......................................        $    1,362   $    4,728          $    1,351     $    7,040
                                                               ========     ========            ========       ========





























            See Notes to Condensed Consolidated Financial Statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                                                  Six Months
                                                                                                Ended June 30,
                                                                                   ----------------------------------------
                                                                                           1998                  1999
                                                                                         --------              --------
CASH PROVIDED BY OPERATING ACTIVITIES:

Net income    ..................................................................       $    1,351            $    7,040

     Adjustments to  reconcile  net  income to net cash  provided  by  operating activities:
     LIFO expense...............................................................            4,051                   225
     Depreciation and amortization..............................................            3,211                 3,178
     Amortization of goodwill...................................................            1,041                 1,041
     Amortization of debt refinancing fees......................................            1,573                   637
     Deferred income taxes......................................................               64                   965
     Changes in operating assets and liabilities................................           25,068                44,270
                                                                                         --------              --------
Net cash provided by operating activities ......................................           36,359                57,356
                                                                                         --------              --------
INVESTING ACTIVITIES:

     Additions to property and equipment .......................................           (2,699)               (3,095)
                                                                                         --------              --------
Net cash used in investing activities ..........................................           (2,699)               (3,095)
                                                                                         --------              --------
FINANCING ACTIVITIES:

     Net borrowings (payments) under accounts receivable securitization.........           70,000                (6,900)
     Net payments under revolving credit agreement .............................         (104,387)              (59,124)
     Debt refinancing fees......................................................           (1,273)                   --
                                                                                         --------               --------
Net cash used in financing activities ..........................................          (35,660)              (66,024)
                                                                                         --------               --------

Effects of changes in foreign exchange rates....................................             (310)                1,054
                                                                                         --------               --------
Decrease in cash ...............................................................           (2,310)              (10,709)
Cash, beginning of period ......................................................           15,281                24,586
                                                                                         --------               --------
CASH, END OF PERIOD.............................................................      $    12,971           $    13,877
                                                                                         ========               ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
     Interest ..................................................................           $7,868                $6,466
     Income taxes ..............................................................            1,110                 3,325



            See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements
                         Six Months Ended June 30, 1999
                                   (Unaudited)


1.  Basis of Presentation

     The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1999, have been prepared by Core-Mark International, Inc. (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1999 with respect to the interim financial statements, and the results of its operations and cash flows for the interim periods ended June 30, 1998 and 1999, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2.  Inventories

     The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $3.3 million and $0.1 million for the three months ended June 30, 1998 and 1999, respectively, and $4.1 million and $0.2 million for the six months ended June 30, 1998 and 1999, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  Excise Taxes

     State and provincial excise taxes on cigarettes included in the Company's net sales and cost of goods sold were $116.4 million and $146.3 million for the three months ended June 30, 1998 and 1999, respectively and $228.6 million and $275.1 million for the six months ended June 30, 1998 and 1999, respectively.

4.  Comprehensive Income

     The Company's total comprehensive income was $578,000 and $5,425,000 for the three months ended June 30, 1998 and 1999, respectively, and $1,041,000 and $8,094,000 for the six months ended June 30, 1998 and 1999, respectively, which reflects net income and foreign currency translation adjustments.

5. Segment Information

     Management has determined that the only reportable segment of the Company is its wholesale distribution segment, based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. There has been no change in the segment reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 1998 Form 10-K. Wholesale distribution segment information for the three-month and six-month periods ended June 30, and segment assets as of December 31, 1998 and June 30, 1999 are set forth below (dollars in thousands):



                                                                               Three Months               Six Months
                                                                               Ended June 30              Ended June 30
                                                                               -------------              ------------

                                                                              1998       1999          1998         1999
                                                                            --------   --------      --------     --------

         Net sales from external customers .............................   $ 609,051   $ 707,406   $1,172,271   $1,336,858

         Segment pretax operating income (1) ...........................   $   4,917   $   9,078   $    6,970   $   13,962
         Less: Goodwill and other unallocated amortization .............         658         565        1,312        1,126
                 Interest expense: unallocated and other ...............         540          43        1,585           61
                 Amortization of debt refinancing costs ................       1,199         318        1,573          637
                                                                            --------    --------     --------     --------
         Consolidated income before income taxes .......................   $   2,520   $   8,152   $    2,500   $   12,138
                                                                            ========    ========     ========     ========




         Assets                                                            December 31,  June 30,
                                                                              1998         1999
                                                                            --------    --------

         Segment assets................................................    $ 341,583   $ 304,050
         Add: Corporate and other......................................       17,807      10,763
                                                                            --------    --------
         Consolidated assets...........................................    $ 359,390   $ 314,813
                                                                            ========    ========


         ---------------------
(1) Represents operating income, including allocated interest expense, but excluding amortization of goodwill and debt refinancing costs, and income taxes.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with Management's Discussion and Analysis and the discussion under the heading "Legal Proceeding - Regulatory and Legislative Matters" included in the Company's 1998 Form 10-K.


General

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. For the six months ended June 30, 1999, approximately 69%, 21% and 10% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.


Tobacco Industry Business Environment

     Manufacturers and distributors of cigarettes and other tobacco products face a number of significant issues that affect the business environment in which they operate including proposed additional governmental regulation; actual and proposed excise tax increases (see "Impact of Tobacco Taxes" below); increased litigation involving health and other effects of cigarette smoking and other uses of tobacco; and potential litigation by the U.S. Department of Justice to recover federal Medicare costs allegedly connected to smoking.

     In August 1996, the United States Food and Drug Administration (the "FDA") determined that it had jurisdiction over cigarettes and smokeless tobacco products and issued regulations restricting the sale, distribution and advertising of cigarette and smokeless tobacco products, especially to minors. The FDA regulations are significant not only because of their substance, but also because the FDA determined that it has jurisdiction over cigarettes and smokeless tobacco as "combination products having both a drug component, including nicotine, and device components." The regulations regulate such products as "devices." In April 1997, the U.S. District Court for the Middle District of North Carolina held that the FDA could impose restrictions on access to and labeling of tobacco products, but did not have authority to restrict the promotion and advertisement of such products. The court stayed implementation of the FDA regulations except for those establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under the age of 27. On August 14, 1998, however, the United States Court of Appeals for the Fourth Circuit reversed the decision of the District Court, finding that the FDA lacked statutory authority to regulate tobacco products altogether. The FDA's petitions for rehearing and rehearing en banc by the Fourth Circuit were denied, but, on April 26, 1999, the Supreme Court granted certiorari to review the decision of the Court of Appeals. A date for arguments on the case has not yet been set.

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

     In light of failure of the national settlement legislation, in November 1998, the four largest U.S. cigarette manufacturers and the attorneys general of 46 states, five territories, and the District of Columbia agreed to a settlement of approximately $400 billion for public health-care costs allegedly connected to smoking. The settlement - which takes effect in each settling jurisdiction when the courts in each such jurisdiction enter a final consent decree and any appeals of such decree are disposed of or become time-barred - allows for payment of the agreed sum by the cigarette manufacturers over 25 years, settles the state and territory health-care claims against the tobacco industry and imposes a number of new marketing, advertising, sales and other restrictions on tobacco products. As a direct result of this settlement, the major cigarette manufacturers raised the wholesale price of cigarettes by $4.50 per carton, effective November 24, 1998, bringing the total per-carton price increase in the United States in 1998 to $6.35.

     Included in the terms of the settlement are conditions that tobacco companies participating in the settlement may not: target youth in the advertising, promotion or marketing of tobacco products; use tobacco brand names to sponsor concerts, athletics events or other events in which a significant percentage of the audience is under 18 years of age; advertise products in conspicuous places outdoors (such as billboards) or on transit vehicles; merchandise a tobacco brand name through the marketing, distribution or sale of apparel or other merchandise; provide free samples of tobacco products in any area except an adults-only facility; distribute or sell cigarettes in pack sizes of less than 20; or lobby state legislatures on certain anti-tobacco initiatives (such as limitations on youth access to vending machines). Many of these provisions took effect in November 1998 and most of the remaining provisions took effect by April 23, 1999. The Company is unable to assess the effects that this agreement will have on the sale of the Company's products; there can be no assurance that these new restrictions will not result in a material reduction of the consumption of tobacco products in the United States and thus will not have a material adverse effect on the Company's business and financial position.

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

     In early 1999, the President of the United States requested the Department of Justice to review whether the United States can recover various expenditures for medical costs incurred by smokers or former smokers which were paid or reimbursed by the federal government. To date, the Justice Department has not taken any such action, but there can be no assurance that the federal government will not commence litigation against the tobacco manufacturers or as to the outcome of any such litigation.

     Effective January 1, 1999, the State of California increased the state excise tax on cigarettes by $5.00 per carton. California is the Company's largest market, representing approximately 37% of carton sales during the six months ended June 30, 1999.

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


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     NET SALES. Net sales for the three months ended June 30, 1999 were $707.4 million, an increase of $98.4 million or 16.2% over the same period in 1998. The increase in net sales was primarily due to an increase in net sales of cigarettes, as well as increased sales of food and non-food products in 1999 compared to 1998.

     Net sales of cigarettes for the three months ended June 30, 1999 were $489.5 million, an increase of $81.4 million or 19.9% over the same period in 1998. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices as well as the $5.00 per carton increase in California state excise taxes which became effective January 1, 1999, all of which have been passed on to the Company's customers in the form of higher prices. The Company's total cigarette unit sales for the three months ended June 30, 1999 were 19.9 million cartons, a decrease of 2.0 million cartons or 9.2% from the same period of 1998. The decrease in the Company's carton sales occurred primarily in California, and was due to a number of factors. The competition from so called "grey market" cigarettes also continued to be intense in California. Grey market cigarettes are cigarettes produced by the major tobacco companies, and intended for export only, but which are reintroduced into the domestic market by unauthorized distributors at prices substantially lower then domestic cigarettes. For the three months ended June 30, 1999, cigarette carton sales in the United States, outside of California, were substantially the same in 1999 as in the comparable period of 1998.

     Net sales of food and non-food products for the three months ended June 30, 1999 were $217.9 million, an increase of $17.0 million or 8.4% over the same period in 1998.

     GROSS PROFIT. Gross profit for the three months ended June 30, 1999 was $50.7 million, an increase of $6.2 million or 14.1% over the same period in 1998. The increase was primarily due to the higher level of sales in both the cigarette and food and non-food categories. The gross profit margin for the three months ended June 30, 1999 decreased to 7.16% of net sales as compared to 7.29% of net sales for the comparable period in 1998. The decrease in overall gross profit margin was primarily due to the greater increase in cigarette sales as compared to sales of food and non-food products, because the margin on cigarette sales is lower than on food and non-food products. During the period, both cigarette gross profit margin and gross profit per carton increased, while gross profit margins on food and non-food products remained virtually unchanged.

     OPERATING  AND  ADMINISTRATIVE   EXPENSES.   Operating  and  administrative
expenses for the three months ended June 30, 1999 were $39.1 million, an increase of $2.1 million or 5.6% over the same period in 1998. However, such expenses for the three months ended June 30, 1999 decreased to 5.5% of net sales as compared to 6.1% of net sales for the same period in 1998. The decline in operating expenses as a percent of net sales is primarily due to the higher level of cigarette net sales resulting from cigarette price increases, which occurred primarily in the last quarter of 1998.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended June 30, 1999 was $11.6 million, an increase of $4.2 million or 56.1% compared to the same period in 1998. As a percentage of net sales, operating income for the three months ended June 30, 1999 was 1.6%, as compared to 1.2% for the same period in 1998.

     NET INTEREST EXPENSE. Net interest expense for the three months ended June 30, 1999 was $3.1 million, a decrease of $0.6 million or 16.0% compared to 1998. The net decrease resulted from a decrease in the Company's average debt levels and a decline in the average borrowing rate.

     DEBT REFINANCING COSTS. Debt refinancing costs for the three months ended June 30, 1999 were $0.3 million, a decrease of $0.9 million or 73.4% compared to the same period in 1998. The decrease is a result of the write-off of a portion of unamortized costs relating to the modification of the revolving credit facility, which occurred in 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     NET SALES. Net sales for the six months ended June 30, 1999 were $1,336.9 million, an increase of $164.6 million or 14.0% over the comparable period in 1998. The increase in net sales was due to an increase in net sales of cigarettes and food and non-food products in 1999 compared to 1998.

     Net sales of cigarettes for the six months ended June 30, 1999 were $924.8 million, an increase of $141.6 million or 18.1% over the prior year. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices as well as the $5.00 per carton increase in California state excise taxes which became effective January 1, 1999, all of which have been passed along to the Company's customers. The Company's total cigarette unit sales for the six months ended June 30, 1999 were 37.6 million cartons, a decrease of 5.3 million cartons or 12.3% from the comparable period in 1998. The decrease in the Company's carton sales occurred primarily in California, and was due to a number of factors. The competition from so called "grey market" cigarettes also continued to be intense in California. For the six months ended June 30, 1999, cigarette carton sales in the United States, outside of California, were substantially the same in 1999 as in the comparable period of 1998.

     Net sales of food and non-food products for the six months ended June 30, 1999 were $412.0 million, an increase of $23.0 million or 5.9% over the comparable period in 1998.

     GROSS PROFIT. Gross profit for the six months ended June 30, 1999 was $96.2 million, an increase of $11.1 million or 13.1% from the comparable period in 1998. The increase was primarily due to sales increases in the cigarette and food and non-food categories. The gross profit margin for the six months ended June 30, 1999 decreased slightly to 7.20% of net sales as compared to 7.26% of net sales for the first six months of 1998. The decrease in overall gross profit margin was primarily due to the greater increase in cigarette sales as compared to sales of food and non-food products, because the margin on cigarette sales is lower than on food and non-food products. During the period, both cigarette gross profit margin and gross profit per carton increased, while gross profit margins on food and non-food products remained virtually unchanged.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the six months ended June 30, 1999 were $77.0 million, an increase of $3.9 million or 5.4% over the comparable period in 1998. However, such expenses for the six months ended June 30, 1999 decreased to 5.8% of net sales as compared to 6.2% for the comparable period in 1998. The decline in operating expenses as a percent of net sales is primarily due to the higher level of cigarette net sales resulting from cigarette price increases which occurred primarily in the last quarter of 1998.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the six months ended June 30, 1999 was $19.3 million, an increase of $7.2 million or 59.8% compared to the comparable period in 1998. As a percentage of net sales, operating income for the six months ended June 30, 1999 was 1.4%, as compared to 1.0% for the comparable period in 1998.

     NET INTEREST EXPENSE. Net interest expense for the six months ended June 30, 1999 was $6.5 million, a decrease of $1.5 million or 18.7% compared to 1998. The net decrease resulted from a decrease in the Company's average debt levels and a decline in the average borrowing rates primarily as a result of the accounts receivable securitization program, which was effective April 1, 1998.

     DEBT REFINANCING COSTS. Debt refinancing costs for the six months ended June 30, 1999 were $0.6 million, a decrease of $0.9 million or 59.5% over the comparable period in 1998. The decrease is a result of the write-off of a portion of unamortized costs relating to the modification of the revolving credit facility, which occurred in 1998.


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

     The Company's debt obligations totaled $142.1 million at June 30, 1999, a decrease of $66.0 million or 31.7% from $208.1 million at December 31, 1998. The net decrease in outstanding debt is primarily due to decreased borrowings needed to finance working capital funding requirements. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. At year end the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically higher at interim periods than at the end of any fiscal year.

     The Company made capital expenditures of $3.1 million for the six months ended June 30, 1999. For the remainder of 1999, the Company estimates it will spend approximately $4 to $5 million for capital requirements, principally consisting of warehouse and other equipment.


Impact of Tobacco Taxes

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. For the six months ended June 30, 1999, such taxes on cigarettes represented approximately 26% of cigarette net sales in the U.S. and 45% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

     Effective January 1, 1999, the State of California increased excise taxes on cigarettes by $5.00 per carton and also increased taxes on cigars and other tobacco products.

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

     In 1997 and 1999, the President and various members of Congress have suggested additional excise taxes on cigarette and tobacco products, either as part of the proposed legislative resolution of various issues affecting the U.S. tobacco industry discussed above or to finance unrelated federal spending. The Company is not aware of any significant proposals for excise tax increases in the current Congress.

Impact of Year 2000 Compliance Issues

     In accordance with the safe harbor provisions of the Private Securities Act of 1995, the Company notes that certain statements contained in the following discussion concerning year 2000 compliance issues are forward-looking in nature and are subject to many risks and uncertainties. These forward-looking statements include such matters as the Company's projected state of readiness, the Company's projected cost of remediation, the expected date or state of completion of each phase and the expected date or state of completion of contingency plans. Such statements also constitute "year 2000 readiness disclosure" within the meaning of the year 2000 Information and Readiness Disclosure Act.

     The Company relies upon various information technology and non-information technology systems that are required to be year 2000 compliant. Year 2000 compliance indicates that computer software, hardware and embedded processors are able to correctly process the year 2000 date parameter. The Company has completed the assessment, modification or conversion and testing of the Company's systems for year 2000 compliance as of June 30, 1999. The systems that were assessed, modified or converted for year 2000 compliance included the Company's computer programs, certain building infrastructure components (including elevators, alarm systems and certain HVAC systems), and certain data collection and transmission devices. Additionally, the systems of customers, vendors and other constituents with whom the Company has material relationships that could have an impact on the Company's operations were assessed for year 2000 compliance. The third party assessment process was complete as of June 30, 1999. Procedures have been undertaken by third parties to remediate their non-compliant systems, however there can be no assurance that the systems of other companies will be modified or converted on time, which could have an adverse effect on the Company's operations. Non-compliance could result in a disruption of the business, which could have a material impact on the Company's results of operations, financial position and/or cash flows.

     The most  reasonable  and  likely  result  of  non-compliance  would be the
Company's inability to utilize its computer systems to process daily transactions, which could result in increased operating costs and delayed shipments to customers and, as a result, possible monetary losses from canceled future business and lawsuits for breach of contract with these customers. The Company has developed contingency plans for various business disruptions, which will include procedures to mitigate the effect of year 2000 non-compliance issues. The contingency plans include procedures for alternate processing of daily transactions in the event of an inability to use the Company's computer systems, as well as procedures for transmitting and receiving data from third parties with non-compliant systems.

     The Company utilized internal resources to assess, modify or convert and test for year 2000 compliance. The total cost for the assessment, modification or conversion and testing of the Company's systems is approximately $1.1 million, all of which were incurred as of June 30, 1999. These costs represent approximately 44% of the fiscal 1999 information technology department budgeted expenses and are comprised of $0.1 million for assessment and $1.0 million for software modification or conversion. As a result of the year 2000 compliance effort, the Company believes that no information technology projects have been deferred that will have a material impact on the Company's operations. All of the costs related to year 2000 compliance have been expensed as incurred and have been funded through operating cash flows. The costs associated with year 2000 compliance are based on management's estimates, which were derived using numerous assumptions of resources, and other factors.

New Accounting Standards

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivatives, requiring recognition as either assets or liabilities on the balance sheet and measurement at fair value. The Company plans to adopt this statement for fiscal 2001. The Company has not yet determined the effect adoption of this statement will have on the Company's consolidated financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION


ITEM 1.           Legal Proceedings


     As of the beginning of the second quarter, the Company had previously been named in three tobacco-related lawsuits. During the second quarter, the Company was dismissed from each of those lawsuits, as detailed below:

     In May 1998, a division of the Company was named a defendant in an individual litigation complaint filed in a state court in Broward County, FL. The Company was dismissed from this case in March 1999.

     From January 1998 through the early part of 1999, the Company was named in 25 legal actions brought by various union health and welfare trusts, which were consolidated into a single proceeding in the Superior Court for San Diego County. The Company was dismissed from these cases in June 1999.

     In November 1998, the Company was served with a summons and complaint in an action brought by the Pechanga Band of Luiseno Mission Indians. This case was terminated in a voluntary dismissal filed by the plaintiff in June 1999.

     The Company is not currently named as a defendant in any tobacco-related litigation.

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

         Not applicable


Item 5: Other Information

         Not applicable


Item 6: Exhibits and Reports on Form 8-K

(a)      Exhibits


         27       Financial Data Schedule


(b)      Reports on Form 8-K:

                  None.

 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on August 12, 1999.


                          CORE-MARK INTERNATIONAL, INC.



                          By     /s/  Leo F. Korman
                              -----------------------------------
                              Leo F. Korman, Senior Vice President and
                              Chief Financial Officer