Form 10-Q
period 1999-09-30
CORE MARK INTERNATIONAL INC
filed 1999-11-12
CIK 1024726

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999



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

                 At October 31, 1999, Registrant had outstanding
                        5,500,000 shares of Common Stock.

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


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

     Condensed Consolidated Balance Sheets as of December 31, 1998 and
     September 30, 1999.....................................................   3
     Condensed Consolidated Statements of Income for the three and nine months
     ended September 30, 1998 and 1999......................................   4
     Condensed Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1998 and 1999............................................   5
     Notes to Condensed Consolidated Financial Statements...................   6

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................   8

Item 3: Quantitative and Qualitative Disclosures About Market
        Risk................................................................  13

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings.............................................  14
     Item 2:  Changes in Securities and Use of Proceeds.....................  14
     Item 3:  Defaults Upon Senior Securities...............................  14
     Item 4:  Submission of Matters to a Vote of Security Holders...........  14
     Item 5:  Other Information.............................................  14
     Item 6:  Exhibits and Reports on Form 8-K..............................  14

Signature...................................................................  15

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (In Thousands of Dollars)

                                                                                    December 31,        September 30,
                                                                                        1998                1999
                                                                                   -------------        -------------
                                                                                                         (Unaudited)

Assets
Current assets:
     Cash ......................................................................    $  24,586             $  12,773
     Receivables:
         Trade accounts, less allowance for doubtful accounts of $2,761 and
              $2,360, respectively..............................................      103,412               113,721
         Other .................................................................       12,578                10,411
     Inventories, net of LIFO allowance of $34,332 and $40,086, respectively....      112,481                71,003
     Prepaid expenses and other.................................................        6,576                 6,029
                                                                                     --------              --------
         Total current assets ..................................................      259,633               213,937

Property and equipment .........................................................       61,332                64,533
     Less accumulated depreciation .............................................      (33,283)              (36,922)
                                                                                     --------              --------
     Net property and equipment ................................................       28,049                27,611

Other assets  ..................................................................        7,227                 6,109
Goodwill, net of accumulated amortization of $19,375 and $20,937,
     respectively ..............................................................       64,481                62,919
                                                                                     --------              --------
                                                                                     $359,390              $310,576
                                                                                     ========              ========
Liabilities and Shareholders' Equity
Current liabilities:
     Trade accounts payable.....................................................    $  48,867             $  52,260
     Cigarette and tobacco taxes payable........................................       45,073                52,984
     Income taxes payable.......................................................        2,698                 2,874
     Deferred income taxes......................................................        6,992                 6,809
     Other accrued liabilities..................................................       34,514                31,011
                                                                                     --------              --------
         Total current liabilities..............................................      138,144               145,938

Long-term debt..................................................................      208,124               137,649
Other accrued liabilities and deferred income taxes.............................        9,260                10,928
                                                                                     --------              --------
     Total liabilities..........................................................      355,528               294,515

Commitments and contingencies
Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding ...............................           55                    55
     Additional paid-in capital.................................................       26,121                26,121
     Accumulated deficit........................................................      (15,077)               (3,889)
     Accumulated other comprehensive loss:
         Foreign currency translation adjustments...............................       (4,225)               (3,214)
         Minimum pension liability adjustment...................................       (3,012)               (3,012)
                                                                                     --------              --------
         Total shareholders' equity.............................................        3,862                16,061
                                                                                     --------              --------
                                                                                     $359,390              $310,576
                                                                                     ========              ========


         See Notes to Condensed Consolidated Financial Statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                   Three Months                      Nine Months
                                                                Ended September 30,              Ended September 30,
                                                           -----------------------------    -----------------------------
                                                                 1998         1999                1998           1999
                                                               --------     --------            --------       --------

Net sales............................................          $657,893     $760,909          $1,830,164     $2,097,767
Cost of goods sold...................................           610,325      711,623           1,697,485      1,952,239
                                                               --------     --------            --------       --------
    Gross profit.....................................            47,568       49,286             132,679        145,528
Operating and administrative expenses................            38,830       38,722             111,880        115,694
                                                               --------     --------            --------       --------
    Operating income.................................             8,738       10,564              20,799         29,834

Interest expense, net................................             3,678        3,094              11,666          9,589
Debt refinancing costs...............................               311          318               1,884            955
                                                               --------     --------            --------       --------
    Income before income taxes.......................             4,749        7,152               7,249         19,290

Income tax expense...................................             2,183        3,004               3,332          8,102
                                                               --------     --------            --------       --------
    Net income.......................................          $  2,566     $  4,148          $    3,917     $   11,188
                                                               ========     ========            ========       ========





























            See Notes to Condensed Consolidated Financial Statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                                                  Nine Months
                                                                                              Ended September 30,
                                                                                   ----------------------------------------
                                                                                           1998                  1999
                                                                                         --------              --------

CASH PROVIDED BY OPERATING ACTIVITIES:

Net income .....................................................................       $    3,917           $    11,188

     Adjustments to  reconcile  net  income to net cash  provided  by  operating activities:
     LIFO expense...............................................................            5,481                 5,754
     Depreciation and amortization..............................................            4,686                 4,804
     Amortization of goodwill...................................................            1,561                 1,562
     Amortization of debt refinancing fees......................................            1,884                   955
     Deferred income taxes......................................................             (245)                1,499
     Changes in operating assets and liabilities................................            3,502                35,877
                                                                                         --------              --------
Net cash provided by operating activities ......................................           20,786                61,639
                                                                                         --------              --------
INVESTING ACTIVITIES:

     Additions to property and equipment .......................................           (3,932)               (3,988)
                                                                                         --------              --------
Net cash used in investing activities ..........................................           (3,932)               (3,988)
                                                                                         --------              --------
FINANCING ACTIVITIES:

     Net payments under revolving credit agreement..............................          (88,530)              (56,475)
     Net proceeds (payments) under securitization of accounts receivable........           72,000               (14,000)
     Debt refinancing fees......................................................           (1,541)                   --
                                                                                         --------              --------
Net cash used in financing activities ..........................................          (18,071)              (70,475)
                                                                                         --------              --------

Effects of changes in foreign exchange rates....................................           (1,176)                1,011
                                                                                         --------              --------
Decrease in cash ...............................................................           (2,393)              (11,813)
Cash, beginning of period ......................................................           15,281                24,586
                                                                                         --------              --------
CASH, END OF PERIOD.............................................................       $   12,888           $    12,773
                                                                                         ========              ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
     Interest ..................................................................       $   13,588           $    11,591
     Income taxes ..............................................................            2,019                 6,399



            See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements
                      Nine Months Ended September 30, 1999
                                   (Unaudited)


1.  Basis of Presentation

     The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1999, have been prepared by Core-Mark International, Inc. (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1999 with respect to the interim financial statements, and the results of its operations and cash flows for the interim periods ended September 30, 1998 and 1999, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2.  Inventories

     The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $1.4 million and $5.5 million for the three months ended September 30, 1998 and 1999, respectively, and $5.5 million and $5.8 million for the nine months ended September 30, 1998 and 1999, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  Excise Taxes

     State and provincial excise taxes on cigarettes included in the Company's net sales and cost of goods sold were $123.4 million and $155.0 million for the three months ended September 30, 1998 and 1999, respectively and $352.0 million and $430.1 million for the nine months ended September 30, 1998 and 1999, respectively.

4.  Comprehensive Income

     The Company's total comprehensive income was $1.7 million and $4.1 million for the three months ended September 30, 1998 and 1999, respectively, and $2.7 million and $12.2 million for the nine months ended September 30, 1998 and 1999, respectively, which reflects net income and foreign currency translation adjustments.

5. Segment Information

     Management has determined that the only reportable segment of the Company is its wholesale distribution segment, based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. There has been no change in the segment reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 1998 Form 10-K. Wholesale distribution segment information for the three-month and nine-month periods ended September 30, and segment assets as of December 31, 1998 and September 30, 1999 are set forth below (dollars in thousands):



                                                                                Three Months              Nine Months
                                                                             Ended September 30,       Ended September 30,
                                                                             ------------------        ------------------

                                                                              1998         1999         1998        1999
                                                                            --------     --------     --------    --------

         Net sales from external customers.............................     $657,893     $760,909   $1,830,164  $2,097,767

         Segment pretax operating income  (1)..........................     $  5,979     $  7,886   $   12,949  $   21,848
         Less: Goodwill and other unallocated amortization ............          659          569        1,971       1,695
               Interest expense: unallocated and other.................          260         (153)       1,845        (92)
               Amortization of debt refinancing costs .................          311          318        1,884         955
                                                                            --------     --------     --------    --------
         Consolidated income before income taxes.......................     $  4,749     $  7,152   $    7,249  $   19,290
                                                                            ========     ========     ========    ========


         Assets                                                            December 31, September 30,
                                                                              1998         1999
                                                                            --------     --------

         Segment assets................................................     $341,583     $301,550
         Add: Corporate and other......................................       17,807        9,026
                                                                            --------     --------
         Consolidated assets...........................................     $359,390     $310,576
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


General

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. For the nine months ended September 30, 1999, approximately 69%, 21% and 10% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.


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

     In August 1996, the United States Food and Drug Administration (the "FDA") determined that it had jurisdiction over cigarettes and smokeless tobacco products and issued regulations restricting the sale, distribution and advertising of cigarette and smokeless tobacco products, especially to minors. The FDA regulations are significant not only because of their substance, but also because the FDA determined that it has jurisdiction over cigarettes and smokeless tobacco as "combination products having both a drug component, including nicotine, and device components." The regulations regulate such products as "devices." In April 1997, the U.S. District Court for the Middle District of North Carolina held that the FDA could impose restrictions on access to and labeling of tobacco products, but did not have authority to restrict the promotion and advertisement of such products. The court stayed implementation of the FDA regulations except for those establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under the age of 27. On August 14, 1998, however, the United States Court of Appeals for the Fourth Circuit reversed the decision of the District Court, finding that the FDA lacked statutory authority to regulate tobacco products altogether. The FDA's petitions for rehearing and rehearing en banc by the Fourth Circuit were denied, but, on April 26, 1999, the Supreme Court granted certiorari to review the decision of the Court of Appeals. Briefing on the case has been completed, and oral argument before the Supreme Court has been set for December 1, 1999.

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

     On September 22, 1999, the U.S. Department of Justice filed "an action to recover health care costs paid for and furnished...by the federal government for lung cancer, heart disease, emphysema and other tobacco-related illnesses caused by the fraudulent and tortious conduct of..." the major tobacco manufacturers. The defendant companies announced that they would fight the litigation. Congress did not include funding for the $20 million that the President requested to pursue this litigation, and the President included this funding omission among the reasons for his veto of the Justice Department appropriations bill on October 26, 1999. If the Justice Department prevails in the litigation, or if the litigation is settled, there can be no assurance that the litigation will not result in increased cigarette prices and/or a material reduction of the consumption of tobacco products in the United States, and thus will not have a material adverse affect on the Company's business and financial position.

     Effective January 1, 1999, the State of California increased the state excise tax on cigarettes by $5.00 per carton. California is the Company's largest market, representing approximately 38% of carton sales during the nine months ended September 30, 1999.

     The major U.S. cigarette manufacturers raised the wholesale price of cigarettes by $1.80 per carton, effective August 30, 1999.

     The Company believes that price and tax increases of the magnitude recently experienced, as well as increases which occur in the future (see "--Impact of Tobacco Taxes"), will have a negative impact on overall industry unit sales and will negatively affect the Company's sales of tobacco products. The Company does not believe that it is able to quantify the impact of these higher prices and taxes on future sales of cigarettes and other tobacco products. Manufacturer price increases will also increase the Company's debt and interest expense levels. The Company believes that it has adequate financing arrangements in place at the present time to finance the additional working capital requirements of the most recent manufacturer price increases. However, depending upon future levels of manufacturer price increases, or if the terms or amounts of state and provincial excise taxes were adversely changed, the Company may be required to seek additional financing in order to meet future higher working capital requirements.

     The Company's business strategy has included, and continues to include, increasing sales of higher margin, non-tobacco products, a strategy which is intended to lessen the impact of potential future declines in unit sales and profitability of its tobacco distribution business.


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     NET SALES. Net sales for the three months ended September 30, 1999 were $760.9 million, an increase of $103.0 million or 15.7% over the same period in 1998. The increase in net sales was primarily due to an increase in net sales of cigarettes, as well as increased sales of food and non-food products in 1999 compared to 1998.

     Net sales of cigarettes for the three months ended September 30, 1999 were $530.6 million, an increase of $93.6 million or 21.4% over the same period in 1998. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices as well as the $5.00 per carton increase in California state excise taxes which became effective January 1, 1999, all of which have been passed on to the Company's customers in the form of higher prices. The Company's total cigarette unit sales for the three months ended September 30, 1999 were 21.0 million cartons, a decrease of 2.0 million cartons or 8.9% from the same period of 1998. The decrease in the Company's carton sales occurred primarily in California, and was due to a number of factors. In both 1998, and in 1999, the competition from grey market cigarettes continued to be intense in California. Grey market cigarettes are cigarettes produced by the major tobacco companies, and intended for export only, but which are reintroduced into the domestic market by unauthorized distributors at prices substantially lower then domestic cigarettes. However, in October 1999, the California legislature passed and the governor signed, bill SB702, which will make it illegal to affix state tax stamps to grey market cigarettes. If enforced by the state of California, this bill could result in an improvement in the Company's California cigarette volume. For the three months ended September 30, 1999, cigarette carton sales in the United States, outside of California, were substantially the same as in the comparable period of 1998.

     Net sales of food and non-food products for the three months ended September 30, 1999 were $230.3 million, an increase of $9.4 million or 4.3% over the same period in 1998.

     GROSS PROFIT. Gross profit for the three months ended September 30, 1999 was $49.3 million, an increase of $1.7 million or 3.6% over the same period in 1998. The increase was primarily due to the higher level of sales in both the cigarette and food and non-food categories. The gross profit margin for the three months ended September 30, 1999 decreased to 6.5% of net sales as compared to 7.2% of net sales for the comparable period in 1998. However, the decline in overall gross profit margin was primarily due to the sharp increase in the wholesale cost of cigarettes over the past year. Gross margins on cigarettes are significantly lower then the margins on food and non-food products, and the much faster growth in cigarette revenues caused the reduction in margins. During the period, while cigarette gross profit margins declined slightly, gross profit per carton increased, and the gross profit margins on food and non-food products remained virtually unchanged.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended September 30, 1999 were $38.7 million, a decrease of $0.1 million or 0.3% over the same period in 1998. As a percent of net sales, expenses for the three months ended September 30, 1999 decreased to 5.1% of net sales as compared to 5.9% of net sales for the same period in 1998. The decline in operating expenses as a percent of net sales is primarily due to the higher level of cigarette net sales resulting from cigarette price increases, and a slight decline in warehouse and distribution costs.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended September 30, 1999 was $10.6 million, an increase of $1.8 million or 20.9% compared to the same period in 1998. As a percentage of net sales, operating income for the three months ended September 30, 1999 was 1.4%, as compared to 1.3% for the same period in 1998.

     NET INTEREST EXPENSE. Net interest expense for the three months ended September 30, 1999 was $3.1 million, a decrease of $0.6 million or 15.9% compared to 1998. The net decrease resulted from a decrease in the Company's average debt levels.

     DEBT REFINANCING COSTS. Debt refinancing costs for the three months ended September 30, 1999 were $0.3 million, and remained constant compared to the same period in 1998.


Nine Months Ended September 30, 1999 Compared to Nine Months
Ended September 30, 1998

     NET SALES. Net sales for the nine months ended September 30, 1999 were $2,097.8 million, an increase of $267.6 million or 14.6% over the comparable period in 1998. The increase in net sales was due to an increase in net sales of cigarettes and food and non-food products in 1999 compared to 1998.

     Net sales of cigarettes for the nine months ended September 30, 1999 were $1,455.5 million, an increase of $235.2 million or 19.3% over the prior year. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices as well as the $5.00 per carton increase in California state excise taxes which became effective January 1, 1999, all of which have been passed along to the Company's customers. The Company's total cigarette unit sales for the nine months ended September 30, 1999 were 58.6 million cartons, a decrease of 7.3 million cartons or 11.1% from the comparable period in 1998. The decrease in the Company's carton sales occurred primarily in California, and was due to a number of factors. In both 1998, and in 1999, the competition from grey market cigarettes continued to be intense in California. However, in October 1999, the California legislature passed and the governor signed, bill SB702, which will make it illegal to affix state tax stamps to grey market cigarettes. If enforced by the state of California, this bill could result in an improvement in the Company's California cigarette volume. For the nine months ended September 30, 1999, cigarette carton sales in the United States, outside of California, were substantially the same as in the comparable period of 1998.

     Net sales of food and non-food products for the nine months ended September 30, 1999 were $642.3 million, an increase of $32.4 million or 5.3% over the comparable period in 1998.

     GROSS PROFIT. Gross profit for the nine months ended September 30, 1999 was $145.5 million, an increase of $12.8 million or 9.7% from the comparable period in 1998. The increase was primarily due to sales increases in the cigarette and food and non-food categories. The gross profit margin for the nine months ended September 30, 1999 decreased slightly to 6.9% of net sales as compared to 7.3% of net sales for the first nine months of 1998. However, the decline in overall gross profit margin was primarily due to the sharp increase in the wholesale cost of cigarettes over the past year. Gross margins on cigarettes are significantly lower then the margins on food and non-food products, and the much faster growth in cigarette revenues caused the reduction in margins. During the period, both cigarette gross profit margins, and gross profit per carton increased, while the gross profit margins on food and non-food products remained virtually unchanged.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the nine months ended September 30, 1999 were $115.7 million, an increase of $3.8 million or 3.4% over the comparable period in 1998. However, such expenses for the nine months ended September 30, 1999 decreased to 5.5% of net sales as compared to 6.1% for the comparable period in 1998. The decline in operating expenses as a percent of net sales is primarily due to the higher level of cigarette net sales resulting from cigarette price increases.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the nine months ended September 30, 1999 was $29.8 million, an increase of $9.0 million or 43.4% compared to the comparable period in 1998. As a percentage of net sales, operating income for the nine months ended September 30, 1999 was 1.4%, as compared to 1.1% for the comparable period in 1998.

     NET INTEREST EXPENSE. Net interest expense for the nine months ended September 30, 1999 was $9.6 million, a decrease of $2.1 million or 17.8% compared to 1998. The net decrease resulted from a decrease in the Company's average debt levels and a decline in the average borrowing rates primarily as a result of the accounts receivable securitization program, which was effective April 1, 1998.

     DEBT REFINANCING COSTS. Debt refinancing costs for the nine months ended September 30, 1999 were $1.0 million, a decrease of $0.9 million or 49.3% over the comparable period in 1998. The decrease is a result of the write-off of a portion of unamortized costs relating to the modification of the revolving credit facility, which occurred in April 1998.


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

     The Company's debt obligations totaled $137.6 million at September 30, 1999, a decrease of $70.5 million or 33.9% from $208.1 million at December 31, 1998. The net decrease in outstanding debt is primarily due to decreased borrowings needed to finance working capital funding requirements which resulted from the increase in net cash provided from operating activities experienced in 1999. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. At year end the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically higher at interim periods than at the end of any fiscal year.

     The Company made capital expenditures of $4.0 million for the nine months ended September 30, 1999. For the remainder of 1999, the Company estimates it will spend approximately $2 to $3 million for capital requirements, principally consisting of warehouse and other equipment.

Impact of Tobacco Taxes

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. For the nine months ended September 30, 1999, such taxes on cigarettes represented approximately 26% of cigarette net sales in the U.S. and 45% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

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

     In 1999, the Clinton Administration proposed as part of its budget for Fiscal Year 2000 that the excise tax on cigarettes be increased by 55 cents per pack (in addition to the increases already scheduled for 2000 and 2002), in order to avoid using the social security trust fund surplus to finance unrelated federal spending. On October 19, 1999, the House of Representatives defeated tax legislation that included this increase. While the Company is unaware of additional legislation that might further increase the federal excise tax on cigarettes, there can be no assurance that similar proposals will not be considered in the future.


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

     The Company relies upon various information technology and non-information technology systems that are required to be year 2000 compliant. Year 2000 compliance indicates that computer software, hardware and embedded processors are able to correctly process the year 2000 date parameter. The Company has completed the assessment, modification or conversion and testing of the
Company's systems for year 2000 compliance. The systems that were assessed, modified or converted for year 2000 compliance included the Company's computer programs, certain building infrastructure components (including elevators, alarm systems and certain HVAC systems), and certain data collection and transmission devices. Additionally, the systems of customers, vendors and other constituents with whom the Company has material relationships that could have an impact on the Company's operations were assessed for year 2000 compliance. The third party assessment process has also been completed. Procedures have been undertaken by third parties to remediate their non-compliant systems, however there can be no assurance that the systems of other companies will be modified or converted on time, which could have an adverse effect on the Company's operations. Non-compliance could result in a disruption of the business, which could have a material impact on the Company's results of operations, financial position and/or cash flows.

     The most  reasonable  and  likely  result  of  non-compliance  would be the
Company's inability to utilize its computer systems to process daily transactions, which could result in increased operating costs and delayed shipments to customers and, as a result, possible monetary losses from canceled future business and lawsuits for breach of contract with these customers. The

Company has developed contingency plans for various business disruptions, which include procedures to mitigate the effect of year 2000 non-compliance issues. The contingency plans include procedures for alternate processing of daily transactions in the event of an inability to use the Company's computer systems, as well as procedures for transmitting and receiving data from third parties with non-compliant systems.

     The Company utilized internal resources to assess, modify or convert and test for year 2000 compliance. The total cost for the assessment, modification or conversion and testing of the Company's systems was approximately $1.1 million, all of which have been incurred. These costs represent approximately 44% of the fiscal 1999 information technology department budgeted expenses and are comprised of $0.1 million for assessment and $1.0 million for software modification or conversion. As a result of the year 2000 compliance effort, the Company believes that no information technology projects have been deferred that will have a material impact on the Company's operations. All of the costs related to year 2000 compliance have been expensed as incurred and have been funded through operating cash flows. The costs associated with year 2000 compliance are based on management's estimates, which were derived using numerous assumptions of resources, and other factors.

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


Item 1:  Legal Proceedings

         None


Item 2:  Changes in Securities and Use of Proceeds

         Not applicable


Item 3: Defaults Upon Senior Securities

         Not applicable


Item 4:  Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5: Other Information

         Not applicable


Item 6: Exhibits and Reports on Form 8-K

(a)      Exhibits


         27       Financial Data Schedule


(b)      Reports on Form 8-K:

                  None

 SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on November 12, 1999.


                          CORE-MARK INTERNATIONAL, INC.



                          By     /s/ Leo F. Korman
                              -----------------------------------
                              Leo F. Korman, Senior Vice President and
                              Chief Financial Officer