Form 10-K405
period 1999-12-31
CORE MARK INTERNATIONAL INC
filed 2000-03-27
CIK 1024726

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No__

          Indicate by check mark if disclosure of delinquent  filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

          As of February 29, 2000, all of the Registrant's voting stock was held by affiliates of the Registrant. (See Item 12.)

          Registrant's Common Stock outstanding at February 29, 2000 was 5,500,000 shares.

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

                                     PART I

ITEM 1.           BUSINESS

GENERAL

     The Company, with net sales of over $2.8 billion in 1999, is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The Company's principal customers include traditional and petroleum convenience stores, grocery stores, drug stores, mass merchandisers and liquor stores. The Company offers its customers a wide variety of products including cigarettes, candy, snacks, fast food, groceries, health and beauty care products and other general merchandise.

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

     The wholesale distribution industry is highly fragmented and historically has consisted of a large number of small, privately-owned businesses and a small number of large, full-service wholesale distributors serving multiple geographic regions. Relative to smaller competitors, large distributors such as the Company benefit from several competitive advantages, including purchasing power, the ability to service chain accounts, economies of scale in sales and operations, the ability to spread fixed corporate costs over a larger revenue base and the resources to invest in information technology ("IT") and other productivity enhancing technology. These factors have led to a consolidation of the wholesale distribution industry as companies either exit the industry or are acquired by large distributors seeking to further leverage their existing operations.

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

     INCREASE SALES TO EXISTING CUSTOMERS. Because the Company generally carries many products that its typical retail store customer purchases from other suppliers, a primary element of its growth strategy is to increase sales to existing customers. The Company's typical customer purchases its products from the Company, from manufacturers who distribute directly to retailers, and from a variety of smaller local distributors or jobbers. The Company is particularly focused on becoming the retail customer's primary supplier. The Company attempts to do this by implementing programs designed to eliminate the need for deliveries provided by local distributors and jobbers. Such programs are centered on increasing non-cigarette sales that provide higher gross margins than those associated with the distribution of cigarettes. As part of the effort, the Company provides compensation incentives to its sales force as well as a number of value-added services and marketing programs to its customers. These programs include: (i) Tully's to Go (a turnkey food service operation that maximizes profit with minimal labor); (ii) Smart Sets (which helps ensure that retailers display the right product in the right place); (iii) SmartStock(R) (which provides state of the art category management for key, high-volume, high-impulse convenience retail categories); and (iv) Promo Power (a Company publication which offers manufacturer promotions).

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

     SELECTIVE ACQUISITIONS. The wholesale distribution industry is highly fragmented and comprised mainly of a large number of small, privately-held businesses. Management believes that the consolidation that has taken place in recent years will continue and that numerous attractive acquisition opportunities will arise. Given the current utilization rates of the Company's existing warehouse and distribution facilities as well as the quality of the Company's in-house IT capability, management believes that a significant amount of incremental sales can be integrated into the Company's operations without significant additions to fixed costs.

PRODUCTS DISTRIBUTED

     The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. Cigarette net sales constituted approximately 70% of the Company's total net sales in 1999.

     CIGARETTE PRODUCTS

     The Company offers substantially all brands of cigarettes from all of the major manufacturers, including national premium labels such as Marlboro, Winston and Player; discount labels such as Viceroy, Basic, GPC and Doral; and deep discount labels such as the Company's private label brand, Best Buy(R), as well as Best Value and Monarch.

     FOOD AND NON-FOOD PRODUCTS

     The Company offers its customers a wide variety of food and non-food products (approximately 34,000 stock keeping units (SKU's)), including candy, snacks, fast food, groceries, non-alcoholic beverages, health and beauty care products and general merchandise. The Company's strategy is to offer its convenience retail store customers a variety of food and non-food products at reasonable prices in flexible quantities.

     FOOD PRODUCTS. The Company's candy products include such brand name items as Snickers, Hershey Kisses, M&M's, Lifesavers and Dentyne. The Company also offers its own private label Cable Car(R) candy line. The Company's snack products include brand names such as Keebler, Nabisco and Planters.

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

     The Company's fast food products include prepared sandwiches, hot deli foods, slush drinks, hot beverages, pastries and pizza, as well as packaged supplies and paper goods, including brand name items such as Superior Coffee, Tyson chicken, Oscar Mayer meats and Kraft and Heinz condiments. The Company targets the hot beverage (coffee and hot chocolate) and frozen food product categories, which present significant growth opportunities as sales in these product categories are among the fastest growing product offerings of the convenience store industry.

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

CUSTOMERS

     The Company's current customer base is comprised of a wide range of retailers, including traditional and petroleum convenience stores, grocery stores, drug stores, mass-merchandisers and liquor stores. The Company also provides services to hotel gift shops, military bases, correctional facilities, college bookstores, movie theaters and video rental stores. In 1999, the Company's largest customer accounted for 3.8% of net sales, and the Company's ten largest customers accounted for approximately 28% of net sales. As a result of its size and geographic coverage, the Company supplies a number of regional and national chain corporations and, therefore, is able to distribute products to all or substantially all of such customers' individual store locations in the Company's market area.

     The Company strives to offer its customers greater flexibility, service and value than other distributors. The Company's willingness to work with retailers to arrive at a suitable delivery time, thereby allowing the store owner to schedule its labor requirements effectively, is an important facet of this flexibility. The Company believes that its ability to provide fully integrated technological services (electronic data interchange (EDI) services, store automation integration, consultative services, retail price management systems and UPC control), bar-coded shelf labels to assist in effective shelf space management, timely communication of manufacturer price change information, seasonal and holiday special product/promotional offerings and salesperson assistance in order preparation are also important to the retailer in its selection of the Company as its supplier.

SUPPLIERS AND MANUFACTURERS

     The Company purchases products for resale to its customers from approximately 2,100 suppliers and manufacturers located throughout the United States and Canada. Although the Company purchases cigarette and tobacco products from all major United States and Canadian manufacturers, approximately 32%, 14%, 10% and 8% of the Company's net sales in 1999 were derived from products purchased by the Company from Philip Morris, R.J. Reynolds, Imperial Tobacco and Brown & Williamson, respectively. No other supplier's products represented more than 10% of net sales. In addition, Philip Morris manufactures the Company's private label Best Buy(R) cigarettes. The loss of or a major change in the Company's relationshipswith any of these manufacturers or in any of their structured incentive programs (see Cigarette Products, below) could have a material adverse effect on the Company's business and financial results.

     The Company generally has no long-term purchase agreements (other than for Best Buy(R) products) and buys substantially all its products as needed.

     CIGARETTE PRODUCTS

     The Company controls major purchases of cigarettes centrally in order to minimize inventory levels. Daily replenishment of cigarette inventory and brand selection is controlled by the local division based on demands of the local market. The U.S. cigarette manufacturers charge all wholesale customers the same price for national brand cigarettes regardless of volume purchased. However, cigarette manufacturers do offer certain structured incentive programs (including Philip Morris' Leaders Program and R.J. Reynolds' Partners Program) to wholesalers instead of the routine allowances associated with non-cigarette products. These programs are based upon, among other things, purchasing volume and often include performance-based criteria related to the quality of the Company's efforts to keep certain brands and volumes of cigarettes on the retail shelves.

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

COMPETITION

     The convenience retail distribution business is comprised of one national distributor in the United States (McLane, a subsidiary of Wal-Mart) and several national distributors in Canada, a number of large, multi-regional competitors (participants with a presence in several contiguous regional markets) and a large number of small, privately-owned businesses that compete in one or two markets. Multi-regionals include the Company in the west, GSC Enterprises in the south and southeast, H.T. Hackney in the southeast, and Eby-Brown Company in the midwest. Relative to smaller competitors, multi-regional distributors such as the Company benefit from several competitive advantages including greater purchasing power, the ability to service chain accounts, scale cost advantages in sales and warehouse operations, the ability to spread fixed corporate costs over a larger revenue base and the resources to invest in both IT and productivity enhancing technology. These factors have led to a consolidation of the industry as small competitors exit the industry and some larger convenience retail distributors seek acquisitions to increase the utilization of their existing operations.

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

EMPLOYEES

     As of December 31, 1999, the Company had 2,504 employees.

     The Company is a party to local collective bargaining agreements with the International Brotherhood of Teamsters covering clerical, warehouse and transportation personnel at its facilities in Hayward, California, and covering warehouse and transportation personnel in Las Vegas, Nevada. The Company is party to a collective bargaining agreement with United Food Commercial Workers covering warehouse and transportation personnel in Calgary, Alberta. The Company is a party to a collective bargaining agreement with Industrial Wood and Allied Workers of Canada covering warehouse personnel in Victoria, British Columbia. The agreement covering warehouse and transportation employees in Hayward expires on January 15, 2003, while the agreement covering Hayward clerical employees, which was to expire on January 15, 2000, has been extended pending completion of negotiations, which are in progress. The agreement covering employees in Las Vegas expires on March 31, 2002. The agreement covering employees in Calgary expires on August 31, 2001. The agreement covering employees in Victoria expires on April 5, 2002. These agreements cover an aggregate of less than 10% of the Company's employees.

     Management believes that the Company's relations with its employees are good.

ITEM 2.           PROPERTIES

     The Company does not own any real property. The principal executive offices of the Company are located in South San Francisco, California, and consist of approximately 22,000 square feet of leased office space. In addition, the Company leases approximately 23,000 square feet in Vancouver, British Columbia for its Canadian regional corporate, tax and information technology departments and 8 small offices for use by sales personnel in certain parts of the United States and Canada. The Company also leases its 19 distribution facilities, 15 of which are located in the western United States and four in western Canada. Each distribution facility is equipped with modern equipment (including freezers and coolers at 18 facilities) for receiving, stocking, order selection and shipping a large volume of customer orders. The Company believes that it currently has sufficient capacity at its distribution facilities to meet its anticipated needs and that its facilities are in satisfactory condition.

     The Company's leases expire on various dates between 2000 and 2010, and in many instances give the Company renewal options. The aggregate rent paid in connection with the Company's distribution facilities, regional sales offices and corporate and administrative offices was approximately $7.0 million in 1998 and $7.5 million in 1999. The Company's distribution facilities range from 28,000 to 194,000 square feet and account for approximately 1.7 million square feet in aggregate. Management believes that the Company's current utilization of warehouse facilities is approximately 70% to 80% in the aggregate.


ITEM 3.           LEGAL PROCEEDINGS

REGULATORY AND LEGISLATIVE MATTERS

     The tobacco industry is currently subject to significant regulatory restrictions, such as the requirement that product packages display warning labels, a prohibition on television and radio advertising and prohibitions on sales to minors. In August 1996, the United States Food and Drug Administration (the "FDA") determined that it had jurisdiction over cigarettes and smokeless tobacco products and issued regulations restricting the sale, distribution and advertising of cigarette and smokeless tobacco products, especially to minors. The FDA regulations are significant not only because of their substance, but also because the FDA determined that it has jurisdiction over cigarettes and smokeless tobacco as "combination products having both a drug component, including nicotine, and device components." The regulations regulate such products as "devices." The major U.S. tobacco manufacturers challenged the jurisdiction of the FDA to regulate tobacco products as "drugs" or "devices" and in April 1997 the U.S. District Court for the Middle District of North Carolina held that the FDA could impose restrictions on access to and labeling of tobacco products, but did not have authority to restrict the promotion and advertisement of such products. The court stayed implementation of the FDA regulations except for those establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under the age of 27. On August 14, 1998, however, the United States Court of Appeals for the Fourth Circuit reversed the decision of the District Court, finding that the FDA lacked statutory authority to regulate tobacco products altogether. The FDA's petition for rehearing and rehearing en banc were denied, the FDA's petition for review was granted by the Supreme Court, and on March 21, 2000, the Supreme Court ruled 5-4 that the FDA did not have authority to regulate tobacco products.

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

     In addition, a number of bills were introduced in Congress during 1997 and 1998 that would confirm or expand the FDA's jurisdiction, but none were enacted. No legislation addressing FDA jurisdiction over tobacco products was introduced in 1999, but similar legislation in 2000 is nonetheless possible. In addition, proposals have been made in recent years to require additional warning notices on tobacco products, to disallow advertising and promotional expenses as deductions under federal tax law and to further regulate the production and distribution of cigarettes and smokeless tobacco. While neither the FDA regulations, the state Medicaid litigation settlement, nor recent legislation would impose restrictions on the sale of cigarettes and smokeless tobacco products to adults, there can be no assurance such restrictions will not be proposed in the future or that any such proposed legislation or regulations would not result in a material reduction of the consumption of tobacco products in the United States or would not have a material adverse effect on the Company's business and financial position.

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

LEGAL MATTERS

     In November 1999, the Company was named in two separate law suits filed in State Court in New Mexico by two individual plaintiffs. The other defendants include the principal U.S. tobacco manufacturers, as well as other distributors. The complaints seek compensatory and punitive damages for injuries allegedly caused by the use of tobacco products.

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



ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

     The following table sets forth selected historical consolidated financial and other data for the Company. The historical financial data as of the end of and for each year in the five year period ended December 31, 1999 have been derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all contained elsewhere in this Form 10-K.

                 Core-Mark International, Inc. and Subsidiaries
                               Selected Historical
                      Consolidated Financial And Other Data

                                                               Year Ended December 31,
                                                                   (in thousands)

                                           ----------------------------------------------------------------
                                               1995         1996         1997         1998           1999
                                           ----------   ----------    ----------   ----------    ----------
Statement of Income Data:

     Net sales (a).......................  $2,047,187   $2,175,367    $2,395,867   $2,476,376    $2,838,107
     Costs of goods sold (b).............   1,901,604    2,017,654     2,216,162    2,295,659     2,643,069
                                           ----------   ----------    ----------   ----------    ----------
     Gross profit (b)....................     145,583      157,713       179,705      180,717       195,038
     Operating and administrative
         expenses........................     125,245      130,493       148,902      150,977       155,128
                                           ----------   ----------    ----------   ----------    ----------
     Operating income (b)................      20,338       27,220        30,803       29,740        39,910
     Interest expense, net...............       6,987        9,916        18,181       15,402        12,696
     Amortization of debt
            refinancing costs (c)........       1,065        1,319         1,498        2,204         1,274
                                           ----------   ----------    ----------   ----------    ----------
     Income before income taxes
         and extraordinary item..........      12,286       15,985        11,124       12,134        25,940
     Income tax expense (d)..............       5,563        6,941         4,834        4,925         5,740
                                           ----------   ----------    ----------   ----------    ----------
     Income before extraordinary item....       6,723        9,044         6,290        7,209        20,200
     Extraordinary item, net of tax (e)..          --       (1,830)           --           --            --
                                           ----------   ----------    ----------   ----------    ----------
     Net income (b)......................  $    6,723   $    7,214    $    6,290   $    7,209    $   20,200
                                           ==========   ==========    ==========   ==========    ==========

Other Data:

     EBITDAL (f).........................  $   29,696   $   35,169    $   41,597   $   56,419    $   53,493
     Cash provided by (used in):
         Operating activities............      12,529       26,621        17,547        5,933        40,781
         Investing activities............     (16,896)      (6,079)      (30,739)      (5,311)       (6,575)
         Financing activities............      11,397      (18,972)        3,549        9,533       (42,789)
     Depreciation and amortization (g)...       5,943        6,573         7,528        8,065         7,912
     LIFO expense (b)....................       3,415        1,376         3,266       18,614         5,671
     Capital expenditures................       7,286        6,079         9,378        5,311         6,575



                                                                 As of December 31,
                                                                   (in thousands)

                                            ---------------------------------------------------------------
                                               1995         1996         1997         1998           1999
                                            ----------  ----------    ----------   ----------    ----------
Balance Sheet Data:

     Total assets.......................     $324,536     $329,036      $336,580     $359,390      $350,068
     Total debt, including current
         maturities.....................      101,598      193,463       197,012      208,124       165,335












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

(d) Prior to 1999, the Company had a significant valuation allowance that reduced certain deferred tax assets, based upon management's assessment that it was more likely than not that these deferred taxes would not be realized. However, as a result of the Company's strong earnings history, management has concluded that the tax benefits related to future deductions, including net operating loss carryforwards, are now more likely than not to be realized. Therefore, in 1999, the Company recorded a $6.2 million decrease in its valuation allowance, which resulted in a one-time reduction of its tax rate of approximately 24%.

(e) In connection with the August 7, 1996 Recapitalization, the Company fully repaid the outstanding debt under a previously existing credit facility. The early extinguishment of this debt resulted in a one-time extraordinary charge to income to write-off unamortized debt refinancing costs of $1.8 million, which is net of a $1.2 million income tax benefit.

(f) EBITDAL represents operating income before depreciation, amortization and LIFO expense, each as defined herein. EBITDAL should not be considered in isolation or as a substitute for net income, operating income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAL is included because it is one measure used by certain investors to determine a company's ability to service its indebtedness.

(g)  Depreciation  and  amortization   includes  depreciation  on  property  and
     equipment, amortization of goodwill and other non-cash charges, and excludes amortization of debt refinancing costs.

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

GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the year ended December 31, 1999, approximately 70%, 20% and 10% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.

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

     In August 1996, the United States Food and Drug Administration (the "FDA") determined that it had jurisdiction over cigarettes and smokeless tobacco products and issued regulations restricting the sale, distribution and advertising of cigarette and smokeless tobacco products, especially to minors. The FDA regulations are significant not only because of their substance, but also because the FDA determined that it has jurisdiction over cigarettes and smokeless tobacco as "combination products having both a drug component, including nicotine, and device components." The regulations regulate such products as "devices." In April 1997, the U.S. District Court for the Middle District of North Carolina held that the FDA could impose restrictions on access to and labeling of tobacco products, but did not have authority to restrict the promotion and advertisement of such products. The court stayed implementation of the FDA regulations except for those establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under the age of 27. On August 14, 1998, however, the United States Court of Appeals for the Fourth Circuit reversed the decision of the District Court, finding that the FDA lacked statutory authority to regulate tobacco products altogether. The FDA's petitions for rehearing and rehearing en banc were denied, the FDA's petition for review was granted by the Supreme Court, and on March 21, 2000, the Supreme Court ruled 5-4 that the FDA did not have authority to regulate tobacco products.

     In June 1997, a so called "national settlement" of many of these issues was proposed following negotiations among major U.S. tobacco manufacturers, state attorneys general, representatives of the public health community and attorneys representing plaintiffs in certain smoking and health litigation. The national settlement required implementation by federal legislation, however, and such legislation was considered but not passed by the Congress in 1998. Similar federal legislation has not been introduced to date in 2000.

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

     On September 22, 1999, the U.S. Department of Justice filed "an action to recover health care costs paid for and furnished...by the federal government for lung cancer, heart disease, emphysema and other tobacco-related illnesses caused by the fraudulent and tortious conduct of..." the major tobacco manufacturers. The defendant companies announced that they would fight the litigation, and on December 27, 1999 moved to dismiss the government's complaint. The government opposed the motion to dismiss on February 25, 2000, and the court's decision is pending. If the Justice Department prevails in the litigation, or if the litigation is settled, there can be no assurance that the litigation will not result in increased cigarette prices and/or a material reduction of the consumption of tobacco products in the United States, and thus will not have a material adverse affect on the Company's business and financial position.

     Effective January 1, 1999, the State of California increased the state excise tax on cigarettes by $5.00 per carton. California is the Company's largest market, representing approximately 39% of carton sales during 1999.

     The major U.S. cigarette manufacturers raised the wholesale price of cigarettes by $1.80 per carton, effective August 30, 1999 and $1.30 per carton, effective January 17, 2000.

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

     During the most recent five-year period, the Company's sales of cigarettes were (in thousands):

      FOR THE YEAR ENDED
         DECEMBER 31,                               NET SALES       CARTONS
         ------------                               ---------       -------

             1995                                   $1,446,697       88,933
             1996                                    1,505,744       90,897
             1997                                    1,603,362       92,368
             1998                                    1,671,860       87,951
             1999                                    1,989,890       78,972

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

     During periods of price inflation in the Company's product lines, the LIFO methodology generally results in higher expenses being charged to cost of goods sold ("LIFO expense") while lower costs are retained in inventories.
Historically, increases in the Company's cost of cigarettes resulted from a combination of cost increases by cigarette manufacturers and increases in federal and state excise taxes. In 1997, 1998 and 1999, LIFO expense of $3.3 million, $18.6 million and $5.7 million, respectively, is primarily the result of increases in cigarette prices.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     NET SALES. Net sales for 1999 were $2,838.1 million, an increase of $361.7 million or 14.6% over 1998. The increase in net sales was due to higher net sales in both cigarettes and food and non-food products.

     Net sales of cigarettes for 1999 were $1,989.9 million, an increase of $318.0 million or 19.0% over 1998. The Company's total cigarette unit sales for 1999 were 79.0 million cartons, a decrease of 9.0 million cartons or 10.2% from 1998. The increase in net sales dollars of cigarettes was principally due to increases in manufacturers' list prices as well as the $5.00 per carton increase in California state excise taxes which became effective January 1, 1999, all of which were passed along to the Company's customers in the form of higher prices. The decrease in carton sales occurred both in the U.S., which declined by 8.7 million cartons or 11.7% and Canada, which declined by 0.3 million cartons or 2.4%. In the U.S. the decrease in carton sales occurred primarily in California, which declined by 8.3 million cartons or 21.3%. Outside of California, carton sales decreased 1.0%. In addition to increased price competition, the California market, which is generally the most price competitive market in which the Company operates, has been significantly affected by sales of cigarettes originally intended for export, but which are reintroduced into the domestic market (known in the industry as "grey market" cigarettes). Although "grey market" cigarettes are produced by the major tobacco companies, the product is intended for export only, and traditional wholesalers, like the Company, are prohibited from acquiring and selling these products by the manufacturers who produce them. These "grey market" cigarettes sell for substantially less than cigarettes intended for domestic sale, and the Company has lost volume because of these products. However, in October 1999, the California Legislature passed and the governor signed, bill SB702, which will make it illegal to affix state tax stamps to grey market cigarettes. If enforced by the State of California, this bill could result in an improvement in the Company's California cigarette volume.

     Net sales of food and non-food products in 1999 were $848.2 million, an increase of $43.7 million or 5.4% over 1998. The increase occurred primarily in grocery sales, which increased $10.3 million or 12.8%, fast food sales, which increased $9.7 million or 9.6%, and general merchandise sales, which increased $7.8 million or 11.8%.

     GROSS PROFIT. Gross profit for 1999 was $195.0 million, an increase of $14.3 million or 7.9% over 1998. The increase in gross profit was due primarily to sales increases in the cigarette and food and non-food categories. The gross profit margin in 1999 decreased slightly to 6.9% of net sales as compared to 7.3% of net sales in 1998. The decline in overall gross profit margin was primarily due to a sharp increase in the wholesale cost of cigarettes over the past year. Gross profit margins on cigarettes are significantly lower than the margins on food and non-food products, and the much faster growth in cigarette revenues caused the overall reduction in margins.

     The Company recognized LIFO expense of $5.7 million in 1999, as compared to $18.6 million in 1998. The majority of the Company's LIFO expense is the result of price increases in the domestic cigarette categories. In 1999, in the U.S., the wholesale price of cigarettes increased by $1.80 per carton, as compared to $6.35 per carton in 1998. The impact of LIFO expense on the financial statements in 1999 and 1998, which was primarily caused by the increase in the price of cigarettes, was essentially offset by profits resulting from such price increases.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for 1999 were $155.1 million, an increase of $4.2 million or 2.7% over 1998. However, such expenses in 1999 decreased to 5.5% of net sales as compared to 6.1% for 1998. The decline in operating expenses as a percent of net sales is primarily due to the higher level of cigarette net sales resulting from cigarette price increases.

    OPERATING INCOME. As a result of the foregoing factors, operating income for 1999 was $39.9 million, an increase of $10.2 million or 34.2% compared to 1998. As a percentage of net sales, operating income for 1999 was 1.4%, as compared to 1.2% in 1998.

     NET INTEREST EXPENSE. Net interest expense for 1999 was $12.7 million, a decrease of $2.7 million or 17.6% from 1998. The net decrease resulted from a decrease in the Company's average debt levels and a decline in the average borrowing rates primarily as a result of the accounts receivables securitization which was effective April 1, 1998 and is described below (see "Indebtedness").

     AMORTIZATION OF DEBT REFINANCING COSTS. Debt refinancing costs were $1.3 million for 1999, a decrease of $0.9 million or 42.2% from 1998. This decrease resulted primarily from the 1998 write-off of a portion of unamortized costs relating to the modification of the Revolving Credit Facility which took place in April 1998 (see "Indebtedness").

     INCOME TAXES. The tax rate on income declined from 40.6% in 1998 to 22.1% in fiscal 1999. The decline in fiscal 1999 was primarily attributable to a $6.2 million reduction in the Company's income tax valuation allowance recorded during the year due to changes in factors affecting the realizability of the Company's deferred tax assets. Prior to 1999, the Company had a significant valuation allowance that reduced certain deferred tax assets, based upon management's assessment that it was more likely than not that these deferred tax assets would not be realized. However, as a result of the Company's strong earnings history, management has concluded that the tax benefits related to future deductions, including net operating loss carryforwards, are now more likely than not to be realized. Therefore, in 1999, the Company recorded a $6.2 million decrease in its valuation allowance, which resulted in a one-time reduction of its tax rate of approximately 24%.

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

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for 1998 were $151.0 million, an increase of $2.1 million or 1.4% over 1997. However, such expenses in 1998 decreased to 6.1% of net sales as compared to 6.2% for 1997. The higher expenses as a percent of net sales in 1997 reflect approximately $2.4 million (0.1% of 1997 net sales) of one-time duplicative facility costs incurred as a result of the Sosnick acquisition (see Note 9 in the Notes to the Consolidated Financial Statements contained elsewhere in this Form 10-K).

     OPERATING INCOME. As a result of the foregoing factors, operating income for 1998 was $29.7 million, a decrease of $1.1 million or 3.5% compared to 1997. As a percentage of net sales, operating income for 1998 was 1.2%, as compared to 1.3% in 1997.

     NET INTEREST EXPENSE. Net interest expense for 1998 was $15.4 million, a decrease of $2.8 million or 15.3% from 1997. The net decrease resulted from a decrease in the Company's borrowing rates as a result of the securitization of certain receivables described below (see "Indebtedness") and a decrease in average debt levels.

     AMORTIZATION OF DEBT REFINANCING COSTS. Debt refinancing costs were $2.2 million for 1998, an increase of $0.7 million or 47.1% over 1997. This increase resulted primarily from the write off of a portion of unamortized costs resulting from the modification of the Revolving Credit Facility (see "Indebtedness").

INDEBTEDNESS

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

     On a daily basis, collections related to sold receivables are administered by the Company acting as servicer, pursuant to a servicing agreement. Pursuant to supplements to the pooling agreement, certificate holders' accrued interest expense and other securitization expenses are reserved out of daily collections, before such remaining collections are returned to the Company by the SPC to pay for the SPC's purchase of newly originated receivables from the Company. The revolving period of the securitization expires in January 2003, or earlier if an early amortization event, as defined in the pooling agreement, occurs. The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class
B) above the Eurodollar Rate, which was 5.82% as of December 31, 1999. The interest rate on the variable certificates is 0.25% above the commercial paper rate (as defined in the securitization agreement), which was 5.6% as of December 31, 1999.

     In connection with the securitization of accounts receivable, the Company amended its Revolving Credit Facility. The amendment reduced the available credit facility from $175 million to $120 million, reduced its interest rates from 1.5% to 1.0% above the Prime Rate, and from 2.5% to 2.0% above the Eurodollar Rate, as defined in the amendment, and extended the maturity through April, 2003. As a result of this modification, the Company wrote off $0.9 million of unamortized refinancing costs relating to the Revolving Credit
Facility in the second quarter of 1998. Based on certain criteria in the Revolving Credit Facility, the Company further reduced its interest rates effective October 1, 1998 to 0.75% above the Prime Rate, and 1.75% above the Eurodollar Rate, and again effective March 16, 1999, to 0.25% above the Prime Rate, and 1.25% above the Eurodollar Rate, which are the rates in effect at December 31, 1999. The bank's Prime Rate and Eurodollar Rate was 8.5% and 5.82%, respectively, at December 31, 1999.

     The net result of the (i) securitization of the Company's U.S. trade accounts receivable portfolio and (ii) the modification of the Revolving Credit Facility was to lower the Company's cost of borrowings, and to increase its variable-rate borrowing capacity from $175 million to $205 million. The Company incurred approximately $1.6 million for legal, professional and other costs related to the transactions described above. These costs were capitalized and classified as other assets and are being amortized over the term of these agreements.

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

     The Company's debt obligations totaled $165.3 million at December 31, 1999, a decrease of $42.8 million or 20.5% from $208.1 million at December 31, 1998. As of December 31, 1999, the amount outstanding under the Revolving Credit
Facility was $10.3 million; an additional $104.0 million, after taking into account the borrowing base, was available to be drawn. In addition, the amount outstanding under the Accounts Receivable Facility was $80.0 million as of December 31, 1999. Under this facility, at December 31, 1999, the Company had sufficient collateral to issue up to its limit of variable certificates, or an additional $5.0 million. The net decrease in outstanding debt is due primarily to a decrease in working capital funding requirements and an increase in net cash provided from operating activities experienced in 1999. Debt requirements are generally the highest at December 31 when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. In 1999, net cash provided by operating activities was $40.8 million as compared to $5.9 million in 1998. The increase in operating cash flow in 1999, as compared to 1998, was primarily the result of significantly higher earnings in 1999, and improvements in net working capital. In 1999, the Company realized higher cigarette taxes payable principally from a $5.00 per carton increase in cigarette taxes in California on January 1, 1999. In 1998, accounts receivable and inventories were heavily impacted by significant changes in the wholesale price of cigarettes during the year. The decrease from 1997 to 1998 resulted principally from changes in net working capital.

     The Company made capital expenditures of $6.6 million in 1999. In 2000, the Company estimates it will spend approximately $6.6 million for capital requirements, principally consisting of warehouse facilities and other equipment.

IMPACT OF TOBACCO TAXES

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. During 1999, such taxes on cigarettes represented approximately 26% of cigarette net sales in the U.S. and 45% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

     Effective January 1, 1999, the State of California increased excise taxes on cigarettes by $5.00 per carton, and also increased taxes on cigars and other tobacco products.

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

     The U.S. federal excise tax on cigarettes is currently $3.40 per carton of cigarettes, including a $1.00 per carton increase, which was effective January 1, 2000. Legislation was enacted that will raise the federal excise tax by an additional $.50 per carton of cigarettes in 2002. In its fiscal year 2001 budget, the Administration proposed accelerating the scheduled increase for 2002 to take effect October 1, 2000. Congress has taken no action so far on this proposal. Unlike the state and provincial taxes described above, U.S. federal excise taxes on cigarettes are paid by the cigarette manufacturers and passed through to the Company as a component of the cost of cigarettes. Such increases in U.S. federal taxes will increase the Company's working capital requirements by increasing the balances of its inventories and accounts receivable.

     In 1999, the Clinton Administration proposed as part of its budget for Fiscal Year 2000 that the excise tax on cigarettes be increased by 55 cents per pack (in addition to the increase in 2000 and the one already scheduled for 2002), in order to avoid using the social security trust fund surplus to finance unrelated federal spending. On October 19, 1999, the House of Representatives defeated tax legislation that included this increase. While the Company is unaware of additional legislation that might further increase the federal excise tax on cigarettes, there can be no assurance that similar proposals will not be considered in the future.

IMPACT OF YEAR 2000

     The Company's systems that were assessed, modified, or converted for year 2000 compliance operated throughout the year 2000 century change without material errors or interruptions when processing data and transactions incorporating year 2000 dates. To date, the Company did not encounter any material problems with any of the systems of customers, vendors, or other constituents with whom the Company has material relationships relating to the year 2000 century change.

     The Company utilized internal resources to assess, modify or convert and test for year 2000 compliance. The total cost for the assessment, modification or conversion and testing of the Company's systems was approximately $1.1 million, all of which was incurred as of December 31, 1999 and approximately $0.1 million incurred during 1999. As a result of the year 2000 compliance effort, the Company believes that no information technology projects have been deferred that will have a material impact on the Company's operations. All of the costs related to year 2000 compliance have been expensed as incurred and have been funded through operating cash flows. The costs associated with year 2000 compliance are based on management's estimates, which were derived using numerous assumptions of resources, and other factors.

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

NEW ACCOUNTING PRONOUNCEMENTS

     See Note 10 "New Accounting Pronouncements" included in the Notes to the Consolidated Financial Statements contained elsewhere in this Form 10-K.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major risk exposure is changes in short-term interest rates on its domestic variable rate debt. Depending upon the borrowing option chosen, the variable rate debt is based upon either the bank's Prime Rate, the Eurodollar Rate, or the Commercial Paper rate, plus an applicable margin over one of these base rates. If interest rates on existing variable rate debt rose 59 basis points (which approximates 10%), the Company's results from operations and cash flows would not be materially affected.

     The Company conducts business in Canada. However, changes in the U.S./Canadian exchange rate had no material impact on the overall results of the Canadian operation, as virtually all revenues and expenses of such operations are Canadian dollar based.

 ITEM 8.          FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

      Independent Auditors' Report (Deloitte & Touche LLP).................   19

      Independent Auditors' Report (KPMG LLP)..............................   20

      Consolidated Balance Sheets as of December 31, 1998 and 1999.........   21

      Consolidated Statements of Income for the years ended December 31,
      1997, 1998 and 1999.. ...............................................   22

      Consolidated Statements of Shareholders' Equity (Deficit) for the
      years ended December 31, 1997, 1998 and 1999.........................   23

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1998 and 1999....... .............................   24

      Notes to Consolidated Financial Statements...........................   25

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
CORE-MARK INTERNATIONAL, INC.:

     We have audited the accompanying consolidated balance sheets of Core-Mark International, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. Our audits also included the 1998 and 1999 financial statement schedules of the Company listed in Item 14(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, such 1998 and 1999 consolidated financial statements present fairly, in all material respects, the financial position of Core-Mark International, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                            /S/ DELOITTE & TOUCHE LLP

SAN FRANCISCO, CALIFORNIA
FEBRUARY 25, 2000

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
CORE-MARK INTERNATIONAL, INC.:

     We have audited the accompanying consolidated statements of income, shareholders' equity (deficit) and cash flows for the year ended December 31, 1997 of Core-Mark International, Inc. and subsidiaries (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Core-Mark International, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                  /S/ KPMG LLP




SAN FRANCISCO, CALIFORNIA
FEBRUARY 20, 1998

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                            (IN THOUSANDS OF DOLLARS)

                                                                                  1998          1999
                                                                                --------      --------
ASSETS

Current assets:
     Cash .................................................................     $ 24,586      $ 17,279
     Receivables:
         Trade accounts, less allowance for doubtful
              accounts of $2,761 and $2,320, respectively..................      103,412       104,983
         Other.............................................................       12,578        15,287
     Inventories, net of LIFO allowance of $34,332 and
         $40,003, respectively.............................................      112,481       109,139
     Prepaid expenses and other............................................        6,576         5,921
                                                                                --------      --------
         Total current assets..............................................      259,633       252,609

Property and equipment:
     Equipment.............................................................       52,032        57,036
     Leasehold improvements................................................        9,300         9,660
                                                                                --------      --------
                                                                                  61,332        66,696
     Less accumulated depreciation and amortization........................      (33,283)      (37,277)
                                                                                --------      --------
         Net property and equipment........................................       28,049        29,419

Other assets  .............................................................        7,227         5,642
Goodwill, net of accumulated amortization of
     $19,375 and $21,458, respectively.....................................       64,481        62,398
                                                                                --------      --------
                                                                                $359,390      $350,068
                                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable................................................     $ 48,867      $ 51,093
     Cigarette and tobacco taxes payable...................................       45,073        59,975
     Income taxes payable..................................................        2,698         3,932
     Deferred income taxes.................................................        6,992         4,851
     Other accrued liabilities.............................................       34,514        31,073
                                                                                --------      --------
         Total current liabilities.........................................      138,144       150,924

Long-term debt.............................................................      208,124       165,335
Other accrued liabilities and deferred income taxes........................        9,260         7,859
                                                                                --------      --------
     Total liabilities.....................................................      355,528       324,118

Commitments and contingencies

Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding...........................           55            55
     Additional paid-in capital............................................       26,121        26,121
     Retained earnings (accumulated deficit)...............................      (15,077)        5,123
     Accumulated comprehensive loss:
         Cumulative currency translation adjustments.......................       (4,225)       (2,949)
         Additional minimum pension liability..............................       (3,012)       (2,400)
                                                                                --------      --------
     Total shareholders' equity............................................        3,862        25,950
                                                                                --------      --------
                                                                                $359,390      $350,068
                                                                                ========      ========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                            (IN THOUSANDS OF DOLLARS)

                                                               1997                 1998                  1999
                                                            ----------           ----------           ----------
Net sales............................................       $2,395,867           $2,476,376           $2,838,107
Cost of goods sold...................................        2,216,162            2,295,659            2,643,069
                                                            ----------           ----------           ----------
      Gross profit...................................          179,705              180,717              195,038

Operating and administrative expenses................          148,902              150,977              155,128
                                                            ----------           ----------           ----------
      Operating income...............................           30,803               29,740               39,910

Interest expense, net................................           18,181               15,402               12,696
Amortization of debt refinancing costs...............            1,498                2,204                1,274
                                                            ----------           ----------           ----------
      Income before income taxes.....................           11,124               12,134               25,940

Income tax expense...................................            4,834                4,925                5,740
                                                            ----------           ----------           ----------
Net income...........................................       $    6,290           $    7,209          $    20,200
                                                            ==========           ==========          ===========


























   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                RETAINED    ACCUMULATED    TOTAL
                                                                   ADDITIONAL   EARNINGS     OTHER       SHAREHOLDERS'
                                                  COMMON STOCK      PAID-IN    (ACCUMULATED COMPREHENSIVE  EQUITY      COMPREHENSIVE
                                                SHARES    AMOUNT    CAPITAL     DEFICIT)     INCOME (LOSS)(DEFICIT)      INCOME
                                                ------    ------   ---------   --------     -------       -------       -------
Balance, December 31, 1996 ...............  5,500,000      $55     $26,121     $(28,576)    $(4,600)      $(7,000)      $ 7,506
                                                                                                                        =======
Net income ...............................         --       --          --        6,290          --         6,290       $ 6,290
Additional minimum pension liability .....         --       --          --           --         945           945           945
Foreign currency translation adjustments..         --       --          --           --      (1,271)       (1,271)       (1,271)
                                            ---------     ----     -------     --------     -------       -------       -------
Balance, December 31, 1997 ...............  5,500,000       55      26,121      (22,286)     (4,926)       (1,036)      $ 5,964
                                                                                                                        =======
Net income ...............................         --       --          --        7,209          --         7,209       $ 7,209
Additional minimum pension liability .....         --       --          --           --        (965)         (965)         (965)
Foreign currency translation adjustments..         --       --          --           --      (1,346)       (1,346)       (1,346)
                                            ---------     ----     -------     --------     -------       -------       -------
Balance, December 31, 1998. ..............  5,500,000       55      26,121      (15,077)     (7,237)        3,862       $ 4,898
                                                                                                                        =======
Net income ...............................         --       --          --       20,200          --        20,200       $20,200
Additional minimum pension liability .....         --       --          --           --         612           612           612
Foreign currency translation adjustments .         --       --          --           --       1,276         1,276         1,276
                                            ---------     ----     -------     --------     -------       -------       -------
Balance, December 31, 1999. ..............  5,500,000      $55     $26,121     $  5,123     $(5,349)      $25,950       $22,088
                                            =========     ====     =======     ========     =======       =======       =======






























          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                            (IN THOUSANDS OF DOLLARS)

                                                                                     1997            1998            1999
                                                                                   --------        --------        --------
CASH PROVIDED BY
OPERATING ACTIVITIES:

Net income.............................................................         $   6,290        $  7,209        $   20,200
    Adjustments to reconcile net income to
        net cash provided by operating activities:
         LIFO expense..................................................             3,266          18,614             5,671
         Amortization of goodwill......................................             2,073           2,082             2,083
         Depreciation and amortization.................................             5,455           5,983             5,829
         Amortization of debt refinancing fees.........................             1,498           2,204             1,274
         Deferred income taxes.........................................             1,912          (1,183)           (2,828)
         Other adjustments for non-cash and
               non-operating activities................................              (557)            (71)             (683)
    Changes in operating assets and liabilities, net of acquisitions:
         (Increase) decrease in trade accounts receivable..............               690          (7,760)             (260)
         (Increase) decrease in other receivables......................              (679)             76            (2,554)
         (Increase) decrease in inventories............................                69         (29,151)           (1,131)
         (Increase) decrease in prepaid expenses and other.............               (52)         (1,236)              319
         Increase (decrease) in trade accounts payable.................              (253)         (1,007)            1,554
         Increase in cigarette and tobacco taxes payable...............               453           2,726            13,931
         Increase (decrease) in other accrued
               liabilities and income taxes payable....................            (2,618)          7,447            (2,624)
                                                                                ---------       ---------        ----------
Net cash provided by operating activities..............................            17,547           5,933            40,781
                                                                                ---------       ---------        ----------
INVESTING ACTIVITIES:
    Additions to property and equipment................................            (9,378)         (5,311)          (6,575)
    Net assets of acquired businesses..................................           (21,361)             --               --
                                                                                ---------       ---------        ---------
Net cash used in investing activities..................................           (30,739)         (5,311)          (6,575)
                                                                                ---------       ---------        ---------
FINANCING ACTIVITIES:
    Net borrowings (payments) under revolving credit agreement.........             3,549         (62,888)         (48,789)
    Debt refinancing fees..............................................                --          (1,579)              --
    Net proceeds from securitization of trade accounts receivable......                --          74,000            6,000
                                                                                ---------       ---------        ---------
    Net cash provided by (used in) financing activities................             3,549           9,533          (42,789)
                                                                                ---------       ---------        ---------

Effects of changes in foreign exchange rates...........................              (845)           (850)           1,276
                                                                                ---------       ---------        ---------
Increase (decrease) in cash............................................           (10,488)          9,305           (7,307)
Cash, beginning of year................................................            25,769          15,281           24,586
                                                                                ---------       ---------        ---------
CASH, END OF YEAR                                                               $  15,281       $  24,586        $  17,279
                                                                                =========       =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the year for:
      Interest.........................................................         $  17,937       $  15,201        $  12,451
      Income taxes.....................................................             2,301           4,523            7,305







          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

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

     EXCISE TAXES

     State and provincial excise taxes paid by the Company on cigarettes were $505.4 million, $466.8 million and $583.5 million, for the years ended December 31, 1997, 1998 and 1999, respectively, and are included in net sales and cost of goods sold.

     INVENTORIES

     Inventories are valued at the lower of cost or market. In the United States, cost is determined on a last-in, first-out (LIFO) basis using Producer Price Indices as determined by the Department of Labor and Statistics. Under LIFO, current costs of goods sold are matched against current sales. Inventories in Canada amount to $17.5 million and $24.2 million at December 31, 1998 and 1999, respectively, and are valued on a first-in, first-out (FIFO) basis.

     During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. An increase in cost of goods sold and a decrease in inventories of $3.3 million, $18.6 million and $5.7 million resulted from using the LIFO method for the years ended December 31, 1997, 1998 and 1999, respectively.

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

     GOODWILL

     Goodwill, which is the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a forty-year period. Amortization expense for each of the years ended December 31, 1997, 1998 and 1999 was $2.1 million.

     The Company assesses the recoverability of long-lived assets, including goodwill, by determining whether the amortization of such assets over the remaining life can be recovered through undiscounted future operating cash flows of the related operations. Based on this calculation, the Company is of the opinion that there is no impairment of long-lived assets as of December 31, 1999.

     REVENUE RECOGNITION

     The Company recognizes revenue at the time the product is shipped to the customer.

     STOCK-BASED COMPENSATION PLAN

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

     PENSION COSTS AND OTHER POSTRETIREMENT BENEFIT COSTS

     Pension costs and other postretirement benefit costs charged to earnings are determined on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group.

     INCOME TAXES

     The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", see note 6.

     RECLASSIFICATIONS

     Prior years' amounts in the consolidated financial statements have been reclassified where necessary to conform to the current year's presentation.

3. FINANCING

     Long-term debt consisted of the following at December 31 (in thousands):

                                                         1998          1999
                                                       --------     --------
     Accounts receivable facility..................    $ 74,000     $ 80,000
     Revolving credit facility.....................      59,124       10,335
     Senior subordinated notes.....................      75,000       75,000
                                                       --------     --------
        Long-term debt.............................    $208,124     $165,335
                                                       ========     ========


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

     The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class B) above the Eurodollar Rate which was 5.82% as of December 31,
1999. The interest rate on the variable certificates is 0.25% above the commercial paper rate (as defined in the securitization agreement), which was 5.60% as of December 31, 1999. There is a commitment fee and facility fee of 0.375% and 0.1%, respectively, on the total value of available variable certificates. As of December 31, 1999, the amount outstanding under the Accounts Receivable Facility was $80.0 million, with sufficient collateral to issue an additional $5.0 million of variable certificates, the limit under this facility.

     REVOLVING CREDIT FACILITY

     In connection with the securitization of accounts receivable, on April 1, 1998, the Company amended its Revolving Credit Facility. The amendment reduced the Revolving Credit Facility from $175 million to $120 million, extended the maturity from June 30, 2001 through April 1, 2003, and reduced interest rates. The Revolving Credit Facility initially provided for aggregate borrowings of up to $210.0 million, consisting of: (i) a $35.0 million term loan, which was repaid in 1996, and (ii) a revolving credit facility (the "Revolving Credit Facility") under which borrowings in the amount of up to $175.0 million were available for working capital and general corporate purposes. Borrowings under this facility remain subject to borrowing base limitations based upon levels of eligible inventories, accounts receivable, other receivables and cash. Included in this facility are letters of credit up to a maximum of $40.0 million.

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

     Under the Revolving Credit Facility the Company has the option to borrow under: (i) Revolving Credit Loans, which prior to the amendment, bore interest at 1.5% above the bank's Prime Rate; or (ii) Eurodollar Loans, which prior to the amendment, bore interest at 2.5% above the bank's Eurodollar Rate. The amendment reduced interest rates to 1.0% above the Prime Rate, and to 2.0% above the Eurodollar Rate, as defined in the amendment. The Company has the ability to further reduce interest rates based on certain leverage ratio criteria as defined in the amendment. Based on this criteria, the Company reduced its interest rates, effective October 1, 1998, to 0.75% above the Prime Rate and 1.75% above the Eurodollar Rate and again effective March 16, 1999, to 0.25% above the Prime Rate and 1.25% above the Eurodollar Rate, which are the rates in effect at December 31, 1999. The bank's Prime Rate and Eurodollar Rate was 8.5% and 5.82%, respectively, at December 31, 1999.

     As of December 31, 1999, the amount outstanding under the Revolving Credit Facility was $10.3 million; an additional $104.0 million, after taking into account the borrowing base, was available to be drawn. There is a commitment fee of 0.325% on the unused portion of the Revolving Credit Facility. The obligations are secured by all assets of the Company, with the exception of U.S. trade accounts receivable, which are utilized to support the Accounts Receivable Facility.

     The Company had letters of credit of $4.9 million and $3.2 million outstanding at December 31, 1998 and 1999, respectively. The letters of credit are issued primarily to secure the Company's bond and insurance programs. The Company pays fees of 1.25% per annum on the outstanding portion of letters of credit. Prior to the amendment these fees were 2.50% per annum.

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

     In 1996, the Company incurred approximately $8.7 million for legal, professional, and other costs related to the original Revolving Credit Facility, and the Senior Subordinated Notes described below. These costs were capitalized and classified as other assets, and were initially amortized on a straight-line basis over the term of those facilities. As a result of the amendment to the Revolving Credit Facility described above, in 1998 the Company wrote off $0.9 million of costs relating to the original credit facility.

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

4. COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases the majority of its sales and warehouse distribution facilities, automobiles and trucks under lease agreements expiring at various dates through 2010, excluding renewal options. The leases generally require the Company to pay taxes, maintenance and insurance. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) were as follows as of December 31, 1999 (in thousands):

         2000 .......................................................   $12,701
         2001 .......................................................    11,751
         2002 .......................................................     8,542
         2003 .......................................................     6,204
         2004 .......................................................     4,949
         Thereafter..................................................     9,782
                                                                        -------
              Total minimum lease payments...........................    53,929
              Less minimum sublease rental income....................    (1,069)
                                                                        -------
                                                                        $52,860

     Rental expense for operating  leases was $13.3  million,  $13.9 million and
$14.4  million  for  the  years  ended   December  31,  1997,   1998  and  1999,
respectively.

     CLAIMS AND ASSESSMENTS

     The Company is a defendant to two claims seeking damages for injuries allegedly arising from the use of tobacco products. The Company has been indemnified with respect to certain claims in each of the lawsuits regarding tobacco products. The Company is also a defendant to claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

5. EMPLOYEE BENEFIT PLANS

     PENSION PLAN

     The Company sponsors a qualified pension plan and a non-pension postretirement benefit plan for employees hired before September 1986. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1999, and a statement of the December 31 funded status for both years (in thousands):

                                                          PENSION  BENEFITS           OTHER   BENEFITS
                                                          -----------------           ----------------
                                                           1998        1999         1998           1999
                                                           ----        ----         ----           ----
BENEFIT OBLIGATION RECONCILIATION
   January 1 obligation                                 $ 14,791    $ 16,250      $  2,063     $  2,062
   Service cost                                                -           -            22           26
   Interest cost                                           1,115       1,093           135          140
   Participant contributions                                   -           -            64           63
   Actuarial (gain)/loss                                   1,480      (1,679)          (93)        (215)
   Benefit payments                                       (1,136)     (1,152)         (129)        (149)
                                                        --------    --------      --------     --------
   December 31 obligation                               $ 16,250    $ 14,512      $  2,062     $  1,927
                                                        ========    ========      ========     ========

FAIR VALUE OF PLAN ASSETS RECONCILIATION

                                                          PENSION  BENEFITS           OTHER  BENEFITS
                                                          -----------------           ---------------
                                                           1998        1999           1998       1999
                                                        --------    --------       --------    --------

   January 1 fair value of plan assets                  $ 14,558    $ 14,869       $      -    $      -
   Actual return (loss) on plan assets                     1,447        (130)             -           -
   Employer contributions                                      -         143             65          86
   Participant contributions                                   -           -             64          63
   Benefit payments                                       (1,136)     (1,152)          (129)       (149)
                                                        --------    --------       --------    --------

   December 31 fair value of plan assets                $ 14,869    $ 13,730       $      -    $      -
                                                        ========    ========       ========    ========

FUNDED STATUS

   December 31 funded status                            $ (1,381)   $   (782)      $ (2,062)   $ (1,927)
   Unrecognized:
     Unamortized prior service cost                            -           -           (168)       (151)
     Actuarial  loss                                       3,012       2,400            904         631
                                                        --------    --------       --------    --------
   Net amount recognized                                $  1,631    $  1,618       $  1,326    $ (1,447)
                                                        ========    ========       ========    ========





The  following   table   provides  the  amounts   recognized  in  the  Company's
consolidated balance sheets as of December 31 (in thousands):

                                                          PENSION  BENEFITS           OTHER  BENEFITS
                                                          -----------------           ---------------
                                                           1998        1999           1998       1999
                                                       --------     --------       --------    --------

   Accrued benefit liability                           $ (1,381)    $   (782)      $ (1,326)   $ (1,447)

   Additional minimum pension
      liability                                           3,012        2,400              -           -
                                                       --------     --------       --------    --------
   Net amount recognized                               $  1,631     $  1,618       $ (1,326)   $ (1,447)
                                                       ========     ========       ========    ========

The following table provides components of the net periodic pension and other benefit cost for fiscal years 1997, 1998 and 1999 (in thousands):

                                                PENSION       BENEFITS                        OTHER        BENEFITS
                                            -----------------------------               -----------------------------
                                            1997         1998        1999               1997         1998        1999
                                            -----------------------------               -----------------------------
Service cost                             $      -    $      -    $      -            $     37    $     22    $     26
Interest cost                               1,072       1,115       1,093                 145         135         140
Expected return on plan assets               (966)     (1,047)     (1,078)                  -           -           -
Amortization of:
   Prior service cost                           -           -           -                 (17)        (17)        (17)
   Net actuarial loss                         197         115         141                  65          50          58
                                         --------    --------    --------            --------    --------    --------
Net periodic benefit cost                $    303    $    183    $    156            $    230    $    190    $    207
                                         ========    ========    ========            ========    ========    ========

     The amount included within accumulated other comprehensive income in the Company's consolidated statement of shareholders' equity was $2,400,000 at December 31, 1999 and $3,012,000 at December 31, 1998.

     The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                                        PENSION    BENEFITS             OTHER      BENEFITS
                                                       -----------------------      -----------------------
                                                       1997      1998     1999      1997      1998     1999
                                                       ----      ----     ----      ----      ----     ----
December 31 weighted-average assumptions:
   Discount rate                                        7.50%    7.00%    8.00%      7.50%    7.00%   8.00%
   Expected return on plan assets                       7.50     7.50     7.50        N/A      N/A      N/A
   Rate of compensation increase                         N/A      N/A      N/A        N/A      N/A      N/A

     For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997, 10% for 1998 and 9% for 1999. The rate was assumed to decrease gradually each year to a rate of 6% for 2002 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A 1% change in assumed health care cost trend rates would have the following effects (dollars in thousands):

                                                                                                1%
                                                                                     -------------------------
                                                                                     Increase         Decrease
                                                                                     -------------------------

Effect on total of service and interest cost components of net periodic
   postretirement health care benefit cost                                             $ 23             $(19)

Effect on the health care component of the accumulated postretirement benefit
   obligation                                                                           410             (326)

SAVINGS PLANS

     The Company maintains defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. Eligible employees may elect to contribute on a tax-deferred basis from 1% to 10% of their compensation. A contribution of up to 6% is considered to be a "basic contribution" and the Company makes a matching contribution of $0.50 for each dollar of a participant's basic contribution. The Company's contributions to the plans were $1,158,000, $1,133,000 and $1,145,000 for 1997, 1998 and 1999,
respectively.

STOCK-BASED COMPENSATION PLAN

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











A summary of the Company's option activity and related information is as follows:

                                                                               1997         1998         1999
                                                                            --------     --------     --------
         Options outstanding, beginning of the year....................           --      211,000      215,000
              Granted..................................................      213,000       13,000       33,000
              Exercised................................................           --           --           --
              Forfeitures..............................................       (2,000)      (9,000)      (8,300)
                                                                            --------     --------     --------
         Options outstanding, end of year..............................      211,000      215,000      239,700
                                                                            ========     ========     ========
         Options exercisable at end of year............................           --           --           --
         Options available for grant at end of year....................       89,000       85,000       60,300

     The weighted-average exercise price of the Company's options for each of the years ended December 31, 1997 and 1998 is $10.00 and for the year ended December 31, 1999 it is $13.18. The Company's options outstanding at December 31, 1999 range in exercise price from $10.00 to $14.00, with a weighted-average exercise price of $10.44 and a weighted-average remaining contractual life of
5.3 years.

     Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had recorded compensation cost based on the fair value of the awards at the grant dates. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.76% for 1997, 4.76% for 1998 and 6.46% for 1999; volatility of 0.00%; dividend yield of 0.00%; and an expected life of the option of 5 years for 1997 and 1998 and 4 years for 1999. The weighted-average estimated fair value per option granted in 1997, 1998 and 1999, was $2.47, $2.10 and $2.96, respectively. For the purpose of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Based on these assumptions, pro forma net income for 1997, 1998 and 1999 would have been $6,186,000, $7,103,000 and $20,074,000, respectively.

6.   INCOME TAXES

     The Company's income tax expense consists of the following for the years ended December 31 (in thousands):

                                                                               1997         1998         1999
                                                                            --------     --------     --------
         Current:
              Federal..................................................     $  1,646     $  4,594     $  6,313
              State....................................................          648        1,238        1,804
              Foreign..................................................          628          276          451
                                                                            --------     --------     --------
                                                                               2,922        6,108        8,568

         Deferred:
              Federal..................................................        2,926         (750)       3,193
              State....................................................          388           62           63
              Foreign..................................................          166           94          155
                                                                            --------     --------     --------
                                                                               3,480         (594)       3,411

         Decrease in valuation allowance ..............................       (1,568)        (589)      (6,239)
                                                                            --------     --------     --------
         Income tax expense............................................     $  4,834     $  4,925     $  5,740
                                                                            ========     ========     ========


     A reconciliation between the Company's income tax expense and income taxes computed by applying the statutory federal income tax rate to income before income taxes is as follows for the years ended December 31 (in thousands):

                                                                               1997         1998         1999
                                                                            --------     --------     --------
         Expected federal income tax expense at the statutory rate.....     $  3,894     $  4,247     $  9,079
         Increase (decrease) in taxes resulting from:
              Goodwill amortization....................................          692          692          692
              State income tax expense, net of federal tax benefit.....          673          844        1,214
              Change in valuation allowances...........................       (1,568)        (589)      (6,239)
         Other, net....................................................        1,143         (269)         994
                                                                            --------     --------     --------
         Income tax expense............................................     $  4,834     $  4,925     $  5,740
                                                                            ========     ========     ========

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows at December 31 (in thousands):


                                                                                            1998         1999
                                                                                         --------     --------
         Deferred tax assets:
              Net operating loss carryforwards......................................     $  7,953     $  6,998
              Employee benefits, including postretirement benefits..................        3,847        3,600
              Other.................................................................        6,031        4,114
                                                                                         --------     --------
                  Total deferred tax assets.........................................       17,831       14,712
              Less valuation allowance..............................................       (7,153)        (914)
                                                                                         --------     --------
                  Net deferred tax assets...........................................       10,678       13,798
                                                                                         --------     --------

         Deferred tax liabilities:
              Inventories...........................................................        8,077        7,790
              Other.................................................................       11,560       12,191
                                                                                         --------     --------
                  Total deferred tax liabilities....................................       19,637       19,981
                                                                                         --------     --------
                  Net deferred tax liabilities......................................     $  8,959     $  6,183
                                                                                         ========     ========


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At each balance sheet date, a valuation allowance has been established against the deferred tax assets based on management's assessment. Prior to 1999, the Company had a significant valuation allowance that reduced certain deferred tax assets, based upon management's assessment that it was more likely than not that these deferred tax assets would not be realized. However, as a result of the Company's strong earnings history, management has concluded that the tax benefits related to future deductions, including net operating loss carryforwards, are now more likely than not to be realized. At December 31, 1999, the Company had $0.9 million of valuation allowance remaining on its balance sheet.

     At December 31, 1999, the Company has available for U.S. federal income tax return purposes net operating losses totaling approximately $20.8 million, subject to certain limitations, which will expire between the years 2005 and 2007. The Company also has available for U.S. income tax return purposes investment tax credits and alternative minimum tax credits totaling $0.4 million and $1.1 million, respectively. The investment tax credits expire by the year 2000 while the alternative minimum tax credits have an indefinite utilization period.

7. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for the Company's cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair market value because of the short maturity of these financial instruments.

     The carrying amount of the Revolving Credit Facility and Accounts Receivable Facility, variable rate instruments, approximates fair market value. The rate of interest, which is tied to either the bank's Prime Rate or Eurodollar Rate or the commercial paper rate, fluctuates with market conditions. The fair value of the Notes, calculated based on quoted market prices, was $79,313,000, $76,125,000 and $71,250,000 at December 31, 1997, 1998 and 1999,
respectively.

8. SEGMENT INFORMATION

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


                                                                               1997          1998            1999
                                                                           ----------     ----------     ----------
         Net sales from external customers.............................    $2,395,867     $2,476,376     $2,838,107
         Segment depreciation and amortization expense (1).............         4,967          5,435          5,647
         Segment interest  expense.....................................        13,739         13,739         12,980
         Segment pre-tax operating income (2)..........................        19,625         18,631         29,195
         Capital expenditures..........................................         9,378          5,311          6,575

         Segment assets................................................                      341,583        338,038

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

     A reconciliation of certain of the segment information reported above, to the applicable items in the consolidated financial statements are as follows (in thousands):

INCOME BEFORE INCOME TAXES
--------------------------

                                                                               1997         1998        1999
                                                                            --------     --------     --------
         Segment information ..........................................     $ 19,625     $ 18,631     $ 29,195
         Less: Goodwill and other unallocated amortization ............        2,561        2,630        2,265
               Interest expense: unallocated and other.................        4,442        1,663         (284)
               Amortization of debt refinancing costs .................        1,498        2,204        1,274
                                                                            --------     --------     --------
         Consolidated total............................................     $ 11,124     $ 12,134     $ 25,940
                                                                            ========     ========     ========


         INTEREST EXPENSE
         ----------------
                                                                               1997         1998         1999
                                                                            --------     --------     --------
         Segment information...........................................     $ 13,739     $ 13,739     $ 12,980
         Add: Unallocated and other....................................        4,442        1,663         (284)
                                                                            --------     --------     --------
         Consolidated total............................................     $ 18,181     $ 15,402     $ 12,696
                                                                            ========     ========     ========


         DEPRECIATION AND AMORTIZATION
         -----------------------------

                                                                               1997         1998         1999
                                                                            --------     --------     --------
         Segment information...........................................     $  4,967     $  5,435     $  5,647
         Add: Unallocated and other....................................          488          548          182
                                                                            --------     --------     --------
         Consolidated total............................................     $  5,455     $  5,983     $  5,829
                                                                            ========     ========     ========


         ASSETS
         ------

                                                                                            1998         1999
                                                                                            ----         ----
         Segment information...........................................                  $341,583     $338,038
         Add: Corporate assets.........................................                    17,807       12,030
                                                                                         --------     --------
         Consolidated total............................................                  $359,390     $350,068
                                                                                         ========     ========

8. SEGMENT INFORMATION (CONT.)

     The Company operates in the United States and Canada. Foreign and domestic net sales and identifiable assets are as follows as at and for the years ended December 31, (in thousands):

                                                                              1997         1998         1999
                                                                          ----------   ----------   ----------
  Net Sales:
         United States.................................................   $1,871,149   $2,008,813   $2,371,252
         Canada........................................................      524,718      467,563      466,855
                                                                          ----------   ----------   ----------
         Total.........................................................   $2,395,867   $2,476,376   $2,838,107
                                                                          ==========   ==========   ==========

  Identifiable Assets:
         United States.................................................                $  305,464   $  294,583
         Canada........................................................                    36,119       43,455
         Corporate.....................................................                    17,807       12,030
                                                                                       ----------   ----------
         Total.........................................................                $  359,390   $  350,068
                                                                                       ==========   ==========


9. ACQUISITION OF THE SOSNICK COMPANIES

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

     PROFORMA INFORMATION (UNAUDITED)

     The Company's net sales for the year ended December 31, 1997 would have been $2,410 million if the acquisition had occurred as of January 1, 1997. The impact of the acquisition on net income would not have been material for the year ended December 31, 1997.

10. NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivatives, requiring recognition as either assets or liabilities on the balance sheet and measurement at fair value. As amended in June 1999 by SFAS No. 137, this statement is effective for all fiscal years beginning after June 15, 2000 and is not to be applied retrospectively to financial statements for prior periods. The Company has not yet determined the effect adoption of this statement will have on the Company's consolidated financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) Previous independent accountants

         (1) (i) On January 27, 1998, the Registrant determined not to engage KPMG Peat Marwick LLP as the independent public accountants for its 1998 fiscal year and appointed Deloitte & Touche LLP as its independent public accountants for its 1998 fiscal year. Deloitte & Touche is currently the Company's independent public accountants.

               (ii) The reports of KPMG Peat Marwick LLP on the Registrant's consolidated financial statements for the fiscal year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

               (iii) The Audit Committee of the Registrant's Board of Directors recommended the decision to change independent accountants, whose decision was approved by the Board of Directors.

               (iv) In connection with the audits of the Registrant's consolidated financial statements for the fiscal year ended December 31, 1997, and through March 20, 1998, there were no disagreements with KPMG Peat Marwick LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG Peat Marwick LLP, would have caused KPMG Peat Marwick LLP to make reference to the matter in connection with its report.

               (v) During the Registrant's two most recent fiscal years prior to engaging Deloitte & Touche and through March 20, 1998, there were no "reportable events" as defined in Item 304 (a)(1)(v) of Regulation S-K.

     (2) The Registrant received from KPMG Peat Marwick LLP a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. The copy of the letter from KPMG Peat Marwick LLP to the Securities and Exchange Commission dated March 20, 1998 is incorporated herein by reference as Exhibit 16.1.

(b)  New Independent Auditors

     (i) On January 27, 1998, the Registrant determined to engage Deloitte & Touche LLP as its new independent accountants effective for the 1998 fiscal year. During the Registrant's two most recent fiscal years prior to Deloitte & Touche's engagement, and through January 27, 1998, neither the Registrant nor anyone else on its behalf consulted Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-K.

(c)      Disagreements with Accountants

          None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows (as of December 31, 1999):

         Name                 Age              Position
         ----                 ---              --------

Gary L. Walsh.................58 Chairman and Director
Robert A. Allen...............50 President, Chief Executive Officer and Director
Leo F. Korman..............   52 Senior Vice President, Chief Financial Officer
                                 and Secretary
Basil P. Prokop...............56 President, Canada Division
J. Michael Walsh..............51 Executive Vice President, Sales
Gerald J. Bolduc.......       54 Chief Information Officer, Vice President,
                                 Information Technology
Henry J. Hautau...............57 Vice President, Employee and Corporate Services
Thomas A. Berglund............39 Director
Terry J. Blumer...............41 Director
John F. Klein.................36 Director
John A. Sprague...............47 Director

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

     Leo F. Korman has been Senior Vice President and Chief Financial Officer of the Company since January 1994 and served as Vice President and Chief Financial Officer from 1991 to 1994.

     Basil P. Prokop has been President of the Canada Division since 1992. Mr. Prokop joined the Company in 1984.

     J. Michael Walsh has been Executive Vice President, Sales since October 1999. He served as Senior Vice President, Distribution from January 1996 to September 1999. Prior thereto, he served as Senior Vice President, Operations since 1992 and served as Vice President, Operations from 1991 to 1992.

     Gerald J. Bolduc has been Chief Information Officer of the Company since December 1997 and Vice President, Information Technology since May 1985.

     Henry J. Hautau has been Vice President, Employee and Corporate Services of the Company since May 1992.

     Thomas A. Berglund has been a director of the Company since August 1996. He is a Partner at Jupiter and has been associated with the firm since 1994. Prior to that he served for three years as an employee of the Invus Group, a privately funded buy-out group specializing in food-related companies.

     Terry J. Blumer has been a director of the Company since August 1996. Prior to co-founding Jupiter in 1994, Mr. Blumer was associated with Goldman, Sachs & Co. for over eight years, most recently as an Executive Director.

     John F. Klein has been a director of the Company since August 1996. He is a Partner at Jupiter and has been associated with the firm since 1995. Prior to that, he served for three years as a consultant at Bain & Company, a management consulting firm.

     John A. Sprague has been a director of the Company since August 1996. Prior to co-founding Jupiter in 1994, Mr. Sprague was associated with Forstmann Little & Co. for eleven years, most recently as a partner. He is a director of Harmon Industries.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONT.)


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

Executive Compensation

     The following table summarizes the compensation paid to the Company's chief executive officer and its four other most highly compensated executive officers for the years ended December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION
                                          -------------------

                                                                     ALL OTHER
                                           FISCAL   SALARY   BONUS  COMPENSATION
Name and Principal Position                 YEAR      ($)      ($)  ($)(1)(2)(3)
---------------------------                 ----     ----     ----  ------------

Robert A. Allen ........................    1999   $311,538   $300,000   $7,992
  President and Chief Executive Officer     1998   $298,077   $300,000   $7,882
                                            1997   $250,000   $ 87,000   $7,203

J. Michael Walsh .......................    1999   $206,524   $127,500   $7,135
  Executive Vice President, Sales           1998   $198,581   $110,000   $7,070
                                            1997   $191,226   $ 60,000   $6,663

Leo F. Korman ..........................    1999   $214,785   $145,000   $7,203
  Senior Vice President and                 1998   $206,524   $140,000   $7,135
  Chief Financial Officer                   1997   $198,875   $ 74,000   $6,786

Basil P. Prokop ........................    1999   $170,100   $ 60,578   $4,618
  President, Canada Division                1998   $161,812   $ 21,565   $5,003
                                            1997   $162,665   $ 64,996   $5,240

Henry J. Hautau ........................    1999   $129,922   $ 60,763   $5,914
  Vice President, Employee and              1998   $126,833   $ 50,157   $5,671
  Corporate Services                        1997   $117,936   $ 39,333   $5,456

-----------

(1) These figures for 1999 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts: Mr. Allen, $4,800; Mr. J.M. Walsh, $4,800; Mr. Korman, $4,800; and Mr. Hautau, $4,204; (ii) Company matching contributions to the Registered Retirement Savings Plan (defined below) for Mr. Prokop, $2,580; (iii) life and other insurance premiums in the following amounts: Mr. Allen, $3,192; Mr. J.M. Walsh, $2,335; Mr. Korman, $2,403; Mr. Prokop, $2,038; and Mr. Hautau $1,710.

(2) These figures for 1998 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts: Mr. Allen, $4,800; Mr. J.M. Walsh, $4,800; Mr. Korman, $4,800; and Mr. Hautau, $3,986; (ii) Company matching contributions to the Registered Retirement Savings Plan (defined below) for Mr. Prokop, $3,033; (iii) life and other insurance premiums in the following amounts: Mr. Allen, $3,082; Mr. J.M. Walsh, $2,270; Mr. Korman, $2,335; Mr. Prokop, $1,970; and Mr. Hautau, $1,685.

(3) These figures for 1997 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts: Mr. Allen, $4,500; Mr. J.M. Walsh, $4,440; Mr. Korman, $4,500; and Mr. Hautau, $3,844; (ii) Company matching contributions to the Registered Retirement Savings Plan (defined below) for Mr. Prokop, $3,250; (iii) life and other insurance premiums in the following amounts: Mr. Allen, $2,703; Mr. J.M. Walsh, $2,223; Mr. Korman, $2,286; Mr. Prokop, $1,990; and Mr. Hautau, $1,612.


STOCK OPTIONS

     During the year ended December 31, 1999 there were no stock options granted to the Company's chief executive officer or its four other most highly compensated executive officers.

     The following table summarizes information with respect to the Company's chief executive officer and its four other most highly compensated executive officers concerning the exercise of options during 1999 and unexercised options held on December 31, 1999. The only executive officer holding options at December 31, 1999 is Henry J. Hautau.

      Aggregated Option Exercises in 1999 and Fiscal Year End Option Values

                                                                               NUMBER OF SHARES             VALUE OF UNEXERCISED
                                                                           UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                                                         OPTIONS AT FISCAL YEAR-END          AT FISCAL YEAR-END
                                                                         --------------------------          ------------------
                                     SHARES ACQUIRED
NAME                                 ON EXERCISE (#)  VALUE REALIZED($)   EXERCISABLE   UNEXERCISABLE  EXERCISABLE($)  UNEXERCISABLE
----                                 ---------------  -----------------   -----------   -------------  --------------  -------------

Henry J. Hautau....................          0               $     0              0            7,500      $     0            N/A (1)


(1) Because the Company does not have publicly traded stock this column has been deemed not applicable.


CERTAIN AGREEMENTS WITH MANAGEMENT

     Each of the following named executive officers; Mr. Robert A. Allen, Mr. J. Michael Walsh, Mr. Leo F. Korman, and Mr. Basil P. Prokop has entered into an agreement with the Company which provides that if the employment of such officer party thereto is terminated other than for Cause (as defined therein) or as a result of such officer's resignation for Good Reason (as defined therein), the Company may, in its sole discretion, continue to pay to such officer, for a period of up to one year following such termination, such officer's base salary as in effect on the effective date of such termination. Under these agreements each of such officers has agreed not to engage in activities that compete with those of the Company (i) while such officer is an employee of the Company and
(ii) if the Company makes the severance payments described above to such officer, for an additional period of one year after such employment terminates.

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

     The amount of Company matching contributions that the following officers have accrued in the Savings Plan as of December 31, 1999 is as follows: Robert
A. Allen, $33,556; J. Michael Walsh,  $33,439; Leo F. Korman,  $32,813 and Henry
J. Hautau, $24,430.

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

     Basil P. Prokop has $30,391 of Company matching contributions in the Registered Retirement Savings Plan as of December 31, 1999.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 31, 1999, certain information regarding the beneficial ownership of the common stock of the Company (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock of the Company, (ii) by each of the Company's directors and executive officers and (iii) by all directors and executive officers as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole investment and voting power with respect to all the shares of common stock of the Company shown as being beneficially owned by them.

                                                 Number of
                                                 Shares of
                                              Common Stock of      Percentage of
                                                 the Company     Total Shares of
           Name and Address of                   Beneficially    Common Stock of
           Beneficial Owners(a)                     Owned           the Company
           --------------------                     -----           -----------


 Jupiter........................................  4,125,000            75.0%
 Robert A. Allen................................  281,875                5.1
 Leo F. Korman..................................  213,125                3.9
 Basil P. Prokop................................  164,999                3.0
 Gary L. Walsh..................................  343,751                6.2
 J. Michael Walsh...............................  213,125                3.9
 Thomas A. Berglund.............................  4,125,000 (b)         75.0
 Terry J. Blumer................................  4,125,000 (b)         75.0
 John F. Klein..................................  4,125,000 (b)         75.0
 John A. Sprague................................  4,125,000 (b)         75.0
 All directors and executive officers
     as a group (9 persons) (b).................  5,341,875             97.1%

-----------

(a) The address for Jupiter, Mr. Berglund, Mr. Blumer, Mr. Klein and Mr. Sprague is 30 Rockefeller Plaza, Suite 4525, New York, New York 10112. The address for Gary L. Walsh, Mr. Allen, Mr. Korman, Mr. Prokop and J. Michael Walsh is 395 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080.

(b) Represents the shares owned by Jupiter. Messrs. Sprague, Blumer, Berglund and Klein exercise investment and voting power over the shares owned by Jupiter and accordingly are deemed to "beneficially own" such shares in accordance with Rule 13d-3 promulgated under the Exchange Act. Each of Messrs. Sprague, Blumer, Berglund and Klein disclaim beneficial ownership of all shares of the Company owned by Jupiter, except to the extent of their respective ownership interests in such partnership.

STOCKHOLDERS AGREEMENT

     On August 7, 1996, the Company entered into a Stockholders Agreement (the "Stockholders Agreement") with Jupiter and certain executive officers
(individually, a "Management Stockholder" and collectively, the "Management Stockholders"), which parties constitute all of the Company's common stockholders. The Stockholders Agreement (a) places significant restrictions on the ability of a Management Stockholder to transfer, pledge or otherwise dispose of 60% of his shares of common stock of the Company (the "Restricted Shares") prior to the Company's initial public offering of common stock, and limits the amount of Restricted Shares that may be sold by such Management Stockholder after such initial public offering, (b) restricts the ability of a Management Stockholder to pledge his shares of common stock that do not constitute Restricted Shares, (c) grants "tag-along" rights (i.e., rights to participate in a sale on a pro rata basis) to each stockholder in connection with the sale (i) by Jupiter of any of its common stock of the Company and (ii) by a Management Stockholder of any of his Restricted Shares, and (d) grants to Jupiter "drag-along" rights (i.e., the right to require Management Stockholders to participate on a pro rata basis in a sale by Jupiter) with respect to shares of common stock held by the Management Stockholders, whether or not Restricted Shares, in connection with a sale by Jupiter of common stock constituting at least 1% of the Company's common stock. The Stockholders Agreement also grants to the Company, first, and Jupiter, second, certain call rights with respect to the purchase of Restricted Shares held by a Management Stockholder in the event that, prior to the fifth anniversary of the date of the Stockholders Agreement, such Management Stockholder's employment with the Company is terminated (other than as a result of death, disability or resignation for Good Reason (as defined therein). The call provision also applies in the event such Management

Stockholder breaches his obligations under the Severance and Non-Competition Agreement described under "Certain Agreements with Management". The purchase price with respect to such call rights under the Stockholders Agreement is the lower of $10 per share and a specified formula described therein (the "Repurchase Formula"), in the event the call right arises as a result of such Management Stockholder's termination for Cause (as defined therein), his resignation other than for Good Reason or a breach of his obligations under the Severance and Non-Competition Agreement to which he is a party. The purchase price with respect to a call right arising as a result of any other employment termination is the Repurchase Formula. Jupiter has agreed that neither it nor the Company will exercise their respective call rights with respect to the Restricted Shares held by Gary L. Walsh in the event that, after December 31, 1997, his employment with the Company is terminated without cause or he resigns without cause or for Good Reason. Mr. Walsh resigned as chief executive officer, effective January 1, 1998.

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

          2. Financial Statement Schedule

     The following financial statement schedule of Core-Mark International, Inc. for the fiscal years ended December 31, 1997, 1998, and 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Core-Mark International, Inc. and subsidiaries.

         Schedule II - Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

         3.   Exhibits

         The following Exhibits are filed as part of, or incorporated by reference into, this Report:

         EXHIBIT
         NUMBER                           EXHIBIT
         ------                           -------

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

         3.1.2 Restated Articles of Incorporation of the Company dated August 18, 1998, incorporated herein by reference from exhibit 3.1.2 of Core-Mark International, Inc. Annual Report on Form 10-K filed March 19, 1999 (registration No. 333-14217).

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

         10.1 Manufacturing Rights Agreement by and among Famous Value Brands, Core-Mark International Inc., Core-Mark Interrelated Companies, Inc. and C/M Products, Inc., incorporated herein by reference from Exhibit 10.1 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

       *10.1.1 Amendment  dated  December 31, 1997 to  Manufacturing  Rights
               Agreement by and among Famous Value Brands, Core-Mark International Inc., Core-Mark Interrelated Companies, Inc. and C/M Products, Inc., incorporated herein by reference from exhibit
               10.11 to Core-Mark International Inc.'s Annual Report on Form 10-K filed March 20, 1998 (Registration No. 333-14217).

         10.2 Manufacturing Agreement for "Best Buy" Cigarettes by and between Famous Value Brands and C/M Products, Inc., incorporated herein by reference from Exhibit 10.2 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

       *10.2.1 Amendment dated December 31, 1997 to Manufacturing Agreement for "Best Buy" Cigarettes by and between Famous Value Brands and C/M Products, Inc., incorporated herein by reference from exhibit
               10.12 to Core-Mark International Inc.'s Annual Report on Form 10-K filed March 20, 1998 (Registration No. 333-14217).

         10.3 Trademark License Agreement by and between Famous Value Brands and Core-Mark Interrelated Companies, Inc., incorporated herein by reference from Exhibit 10.3 to Core-Mark International, Inc.'s Registration Statement on Form S-4 (Registration No. 333-14217).

        10.3.1 Amendment  dated  December  31,  1997  to  Trademark   License
               Agreement by and between Famous Value Brands and Core-Mark Interrelated Companies, Inc., incorporated herein by reference from exhibit 10.13 to Core-Mark International Inc.'s Annual Report on Form 10-K filed March 20, 1998 (Registration No. 333-14217).

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

         10.10 $120,000,000 Amended and Restated Credit Agreement dated as of April 1, 1998, among Core-Mark International, Inc., the Several Lenders from time to time Parties Hereto and The Chase Manhattan Bank, as Administrative Agent, incorporated herein by reference from exhibit 10.14 to Core-Mark International Inc. Quarterly Report on Form 10-Q filed August 14, 1998 (Registration No. 333-14217).

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

         16 Letter to Securities and Exchange Commission from KPMG Peat Marwick LLP dated January 27, 1998 from Exhibit 16 to Core-Mark International Inc.'s Current Report on Form 8-K filed January 27, 1998 (Registration No. 333-14217), incorporated herein by reference from exhibit 16 to Core-Mark International Inc. Annual Report on Form 10-K filed March 20, 1998 (Registration No. 333-14217).

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

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on March 22, 2000.

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

             Signature                      Title                     Date
             ---------                      -----                     ----

         /s/ Gary L. Walsh

      -------------------------
             Gary L. Walsh            Chairman and Director       March 22, 2000

         /s/ Robert A. Allen

      -------------------------
             Robert A. Allen       President, Chief Executive
                                     Officer and Director         March 22, 2000

         /s/ Leo F. Korman

      -------------------------
             Leo F. Korman            Senior Vice President,
                                   Chief Financial Officer and    March 22, 2000
                                   Principal Accounting Officer

         /s/ Thomas A. Berglund

      -------------------------
           Thomas A. Berglund                Director             March 22, 2000

         /s/ Terry J. Blumer

      -------------------------
            Terry J. Blumer                  Director             March 22, 2000

         /s/ John F. Klein

      -------------------------
            John F. Klein                    Director             March 22, 2000

         /s/ John A. Sprague

      -------------------------
            John A. Sprague                  Director             March 22, 2000

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
CORE-MARK INTERNATIONAL, INC.:

     Under date of February 20, 1998, we reported on the consolidated balance sheet of Core-Mark International, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for the year ended December 31, 1997. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /S/ KPMG LLP




SAN FRANCISCO, CALIFORNIA
FEBRUARY 20, 1998

                                                                     SCHEDULE II

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1997, 1998 and 1999
                                 (in thousands)

                                               Column C
        Column A                Column B       Additions      Column D  Column E
        --------                --------  -------------------- -------- --------

                              Balance at Charged to Charged to        Balance at
                              Beginning  Costs and     Other             End of
      Description              of Year   Expenses    Accounts Deductions   Year
-------------------             --------  --------    --------  --------   -----

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31,
  1997 .......................   $3,881   $1,237     $ _    $(2,168)(a)   $2,950
  1998 .......................    2,950      810       _       (999)(a)    2,761
  1999 .......................    2,761      308       _       (749)(a)    2,320


(a) Deductions consist of accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged off.