Form 10-Q
period 2000-03-31
CORE MARK INTERNATIONAL INC
filed 2000-05-11
CIK 1024726

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000




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

                                  ============

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _x_ Yes ___ No

                        At April 30, 2000, Registrant had
                  outstanding 5,500,000 shares of Common Stock.

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

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

     Condensed Consolidated Balance Sheets as of December 31, 1999 and
     March 31, 2000.........................................................   3
     Condensed Consolidated Statements of Income for the three months ended
     March 31, 1999 and 2000................................................   4
     Condensed Consolidated Statements of Cash Flows for the three months
     ended March 31, 1999 and 2000..........................................   5
     Notes to Condensed Consolidated Financial Statements...................   6

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..............................................   8

Item 3: Quantitative and Qualitative Disclosures About Market
        Risk................................................................  12

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings.............................................  13
     Item 2:  Changes in Securities and Use of Proceeds.....................  13
     Item 3:  Defaults Upon Senior Securities...............................  13
     Item 4:  Submission of Matters to a Vote of Security Holders...........  13
     Item 5:  Other Information.............................................  13
     Item 6:  Exhibits and Reports on Form 8-K..............................  13

Signature ..................................................................  14

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (In Thousands of Dollars)

                                                                                 December 31,       March 31,
                                                                                      1999             2000
                                                                                -------------    -------------
                                                                                                   (Unaudited)

Assets
Current assets:
     Cash ......................................................................  $ 17,279         $ 19,255
     Receivables:
         Trade accounts, less allowance for doubtful accounts of $2,320 and
              $2,442, respectively..............................................   104,983          112,265
         Other .................................................................    15,287           12,635
     Inventories, net of LIFO allowance of $40,003 and $40,753, respectively....   109,139           77,657
     Prepaid expenses and other.................................................     5,921            6,342
                                                                                  --------         --------
         Total current assets ..................................................   252,609          228,154

Property and equipment .........................................................    66,696           67,248
     Less accumulated depreciation .............................................   (37,277)         (37,685)
                                                                                  --------         --------
     Net property and equipment ................................................    29,419           29,563

Other assets  ..................................................................     5,642            5,684
Goodwill, net of accumulated amortization of $21,458 and $21,978,
     respectively ..............................................................    62,398           61,877
                                                                                  --------         --------
                                                                                  $350,068         $325,278
                                                                                  ========         ========
Liabilities and Shareholders' Equity
Current liabilities:
     Trade accounts payable.....................................................  $ 51,093         $ 57,139
     Cigarette and tobacco taxes payable........................................    59,975           58,375
     Income taxes payable.......................................................     3,932            4,979
     Deferred income taxes......................................................     4,851            4,886
     Other accrued liabilities..................................................    31,073           27,725
                                                                                  --------         --------
         Total current liabilities..............................................   150,924          153,104

Long-term debt..................................................................   165,335          136,414
Other accrued liabilities and deferred income taxes.............................     7,859            8,000
                                                                                  --------         --------
     Total liabilities..........................................................   324,118          297,518

Commitments and contingencies:
Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding ...............................        55               55
     Additional paid-in capital.................................................    26,121           26,121
     Retained earnings..........................................................     5,123            7,027
     Accumulated comprehensive loss:
         Foreign currency translation adjustments...............................    (2,949)         (3,043)
         Minimum pension liability adjustment...................................    (2,400)         (2,400)
                                                                                  --------         --------
         Total shareholders' equity.............................................    25,950           27,760
                                                                                  --------         --------
                                                                                  $350,068         $325,278
                                                                                  ========         ========

           See Notes to Condensed Consolidated Financial Statements.
                                      -3-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                  ------------------------
                                                                                    1999            2000
                                                                                  --------        --------

Net sales ...............................................................         $629,452         $722,808
Cost of goods sold ......................................................          583,882          676,789
                                                                                  --------         --------
     Gross profit .......................................................           45,570           46,019
Operating and administrative expenses ...................................           37,871           39,026
                                                                                  --------         --------
     Operating income ...................................................            7,699            6,993

Interest expense, net ...................................................            3,395            3,054
Amortization of debt refinancing costs ..................................              318              318
                                                                                  --------         --------
     Income before income taxes .........................................            3,986            3,621

Income tax expense.......................................................            1,674            1,717
                                                                                  --------         --------
     Net income..........................................................         $  2,312         $  1,904
                                                                                  ========         ========




























            See Notes to Condensed Consolidated Financial Statements.
                                      -4-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                  -------------------------
                                                                                    1999             2000
                                                                                  --------         --------
CASH PROVIDED BY OPERATING ACTIVITIES:

Net income    ...........................................................         $  2,312         $  1,904

     Adjustments to reconcile net income to
         net cash provided by operating activities:
     LIFO expense........................................................              100              750
     Amortization of goodwill............................................              521              521
     Depreciation and amortization.......................................            1,550            1,556
     Amortization of debt refinancing fees...............................              318              318
     Deferred income taxes...............................................              317              164
     Other adjustments for non-cash and non-operating activities.........               53              (19)

     Changes in operating assets and liabilities.........................           45,929           27,316
                                                                                  --------         --------
Net cash provided by operating activities ...............................           51,100           32,510
                                                                                  --------         --------
INVESTING ACTIVITIES:

     Additions to property and equipment ................................             (971)          (1,519)
                                                                                  --------         --------
Net cash used in investing activities ...................................             (971)          (1,519)
                                                                                  --------         --------
FINANCING ACTIVITIES:

     Net borrowings (payments) under accounts receivable securitization..            3,000          (25,000)
     Net payments under revolving credit agreement ......................          (59,125)          (3,921)
                                                                                  --------         --------
Net cash used in financing activities ...................................          (56,125)         (28,921)
                                                                                  --------         --------

Effects of changes in foreign exchange rates.............................              253              (94)
                                                                                  --------         --------
Increase (decrease) in cash .............................................           (5,743)           1,976
Cash, beginning of period ...............................................           24,586           17,279
                                                                                  --------         --------
CASH, END OF PERIOD......................................................         $ 18,843         $ 19,255
                                                                                  ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
     Interest ...........................................................         $  5,534         $  5,125
     Income taxes .......................................................               63              507



            See Notes to Condensed Consolidated Financial Statements.
                                      -5-

              Notes to Condensed Consolidated Financial Statements
                        Three Months Ended March 31, 2000
                                   (Unaudited)


1.  BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 1999 and 2000 have been prepared by Core-Mark International, Inc. (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2000 with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 1999, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K") include a description of the Company's significant accounting policies and additional information pertinent to an understanding of both the December 31, 1999 balance sheet and the interim financial statements included herein.

2.  INVENTORIES

     The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $100,000 and $750,000 for the three months ended March 31, 1999 and 2000, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  EXCISE TAXES

     State and provincial excise taxes on cigarettes included in sales and cost of goods sold were $128.8 million and $144.2 million for the three months ended March 31, 1999 and 2000, respectively.

4.  COMPREHENSIVE INCOME

     The Company's total comprehensive income was $2,669,000 and $1,810,000 for the three months ended March 31, 1999 and 2000 respectively, which included other comprehensive income related to foreign currency translation adjustments.

5. SEGMENT INFORMATION

     Management has determined that the only reportable segment of the Company is its wholesale distribution segment, based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. There has been no change in the segment reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 1999 Form 10-K. Wholesale distribution segment information for the three-month periods ended March 31 and asset information as of December 31, 1999 and March 31, 2000 is set forth below (dollars in thousands):


                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                  -------------------------

                                                                                    1999             2000
                                                                                  --------         --------

         Net sales from external customers.............................           $629,452         $722,808

         Segment pre tax operating income (1) .........................           $  4,884         $  4,411
         Less: Goodwill and other unallocated amortization ............                562              588
                 Interest expense: unallocated and other...............                 18             (116)
                 Amortization of debt refinancing costs ...............                318              318
                                                                                  --------         --------
         Consolidated income before income taxes.......................           $  3,986         $  3,621
                                                                                  ========         ========



         ASSETS                                                                  December 31,      March 31,
                                                                                    1999             2000
                                                                                  --------         --------

         Segment information...........................................           $338,038         $313,359
         Add: Corporate and other......................................             12,030           11,919
                                                                                  --------         --------
         Consolidated assets...........................................           $350,068         $325,278
                                                                                  ========         ========


________________________________________________________________________________
(1) Represents operating income, including allocated interest expense, but excluding amortization of goodwill and debt refinancing costs, and income taxes.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with Management's Discussion and Analysis and the discussion under the heading "Legal Proceedings
- Regulatory and Legislative Matters" included in the Company's 1999 Form 10-K.


GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the quarter ended March 31, 2000, approximately 72%, 19% and 9% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.


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

     In August 1996, the United States Food and Drug Administration (the "FDA") determined that it had jurisdiction over cigarettes and smokeless tobacco products and issued regulations restricting the sale, distribution and advertising of cigarette and smokeless tobacco products, especially to minors. The FDA regulations are significant not only because of their substance, but also because the FDA determined that it has jurisdiction over cigarettes and smokeless tobacco as "combination products having both a drug component, including nicotine, and device components." The regulations regulate such products as "devices." In April 1997, the U.S. District Court for the Middle District of North Carolina held that the FDA could impose restrictions on access to and labeling of tobacco products, but did not have authority to restrict the promotion and advertisement of such products. The court stayed implementation of the FDA regulations except for those establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under the age of 27. On August 14, 1998, however, the United States Court of Appeals for the Fourth Circuit reversed the decision of the District Court, finding that the FDA lacked statutory authority to regulate tobacco products altogether. The FDA's petitions for rehearing and rehearing en banc by the Fourth Circuit were denied, the FDA's petition for review was granted by the Supreme Court, and on March 21, 2000, the Supreme Court ruled 5-4 that the FDA did not have authority to regulate tobacco products.

     In response to the Supreme Court ruling, legislation has recently been introduced in Congress that would grant authority to the FDA to regulate tobacco products. One cigarette manufacturer expressed interest in such legislation but the remaining companies have stated their opposition. It is unclear whether legislation giving FDA authority to regulate tobacco products will pass during the year 2000.

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

     Included in the terms of the settlement are conditions that tobacco companies participating in the settlement may not: target youth in the advertising, promotion or marketing of tobacco products; use tobacco brand names to sponsor concerts, athletic events or other events in which a significant percentage of the audience is under 18 years of age; advertise products in conspicuous places outdoors (such as billboards) or on transit vehicles; merchandise a tobacco brand name through the marketing, distribution or sale of apparel or other merchandise; provide free samples of tobacco products in any area except an adults-only facility; distribute or sell cigarettes in pack sizes of less than 20; or lobby state legislatures on certain anti-tobacco initiatives (such as limitations on youth access to vending machines). Many of these provisions took effect in November 1998 and most of the remaining provisions took effect by April 23, 1999. The Company is unable to assess the long- term effects that this agreement will have on the sale of the Company's products; there can be no assurance that these new restrictions will not result in a material reduction of the consumption of tobacco products in the United States and thus will not have a material adverse effect on the Company's business and financial position.

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

     On September 22, 1999, the U.S. Department of Justice filed "an action to recover health care costs paid for and furnished...by the federal government for lung cancer, heart disease, emphysema and other tobacco-related illnesses caused by the fraudulent and tortious conduct of..." the major tobacco manufacturers. The defendant companies announced that they would fight the litigation, and on December 27, 1999 moved to dismiss the government's complaint. The government opposed the motion to dismiss on February 25, 2000, the defendant companies replied to the government's opposition on March 27, 2000, and the court's decision is pending. If the Justice Department prevails in the litigation, or if the litigation is settled, there can be no assurance that the litigation will not result in increased cigarette prices and/or a material reduction of the consumption of tobacco products in the United States; such circumstances could have a material adverse affect on the Company's business and financial position.

     Effective January 1, 1999, the State of California increased the state excise tax on cigarettes by $5.00 per carton. California is the Company's largest market, representing approximately 42% of carton sales during the three months ended March 31, 2000.

     The major U.S. cigarette manufacturers raised the wholesale price of cigarettes by $1.80 per carton, effective August 30, 1999, and $1.30 per carton, effective January 17, 2000.

     The Company believes that price and tax increases of the magnitude recently experienced, as well as increases which occur in the future (see "-Impact of Tobacco Taxes"), will have a negative impact on overall industry unit sales and will negatively affect the Company's sales of tobacco products. The Company does not believe that it is able to quantify the impact of these higher prices and taxes on future sales of cigarettes and other tobacco products. Manufacturer price increases will also increase the Company's debt and interest expense levels. The Company believes that it has adequate financing arrangements in place at the present time to finance the additional working capital requirements of the most recent manufacturer price increases. However, depending upon future levels of manufacturer price increases, or if the terms or amounts of state and provincial excise taxes were adversely changed, the Company may be required to seek additional financing in order to meet future higher working capital requirements.

     The Company's business strategy has included, and continues to include, increasing sales of higher margin, non-tobacco products, a strategy which is intended to lessen the impact of potential future declines in unit sales and profitability of its tobacco distribution business.


THREE MONTHS ENDED MARCH 31, 2000  COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     NET SALES. Net sales for the three months ended March 31, 2000 were $722.8 million, an increase of $93.4 million or 14.8% over the same period in 1999. The increase in net sales was primarily due to an increase in net sales of cigarettes, as well as increased sales of food and non-food products in 2000 compared to 1999.

     Net sales of cigarettes for the three months ended March 31, 2000 were $519.9 million, an increase of $84.5 million or 19.4% over the same period in 1999. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices, which have been passed on to the Company's customers in the form of higher prices and an increase in carton sales. The Company's total cigarette unit sales for the three months ended March 31, 2000 were 19.2 million cartons, an increase of 1.4 million cartons or 8.1% from the same period of 1999. Cigarette carton sales in the U.S. increased by 1.3 million cartons or 9.2% compared to the same period in 1999. The increase in the Company's carton sales occurred primarily in California, and was due to a number of factors. Consumers in California purchased large quantities of cigarettes in December 1998, in advance of the increase in state excise taxes which became effective January 1, 1999. This had a negative impact on the Company's sales of cigarettes in the first three months of 1999. Additionally, the competition from so called grey market cigarettes appears to have lessened with the passage of California bill SB702. This bill, passed in October 1999 made it illegal to affix state tax stamps to grey market cigarettes. For the three months ended March 31, 2000, cigarette carton sales in the United States, outside of California, were substantially the same in 2000 as in the comparable period of 1999.

     Net sales of food and non-food products for the three months ended March 31, 2000 were $202.9 million, an increase of $8.8 million or 4.6% over the same period in 1999.

     GROSS PROFIT. Gross profit for the three months ended March 31, 2000 was $46.0 million, an increase of $0.4 million or 1.0% over the same period in 1999. The gross profit margin for the three months ended March 31, 2000 decreased to 6.4% of net sales as compared to 7.2% of net sales for the comparable period in 1999. The decline in overall gross profit margin was primarily due to the increase in the wholesale cost of cigarettes over the past year. Gross margins on cigarettes are significantly lower than the margins on food and non-food products, and the much faster growth in cigarette revenues caused the overall reduction in margins.

     For the three months ended March 31, 2000, the Company recognized LIFO expense of $0.8 million compared to $0.1 million for the comparable period in 1999. The increase in LIFO expense for the three months ended March 31, 2000, was primarily the result of a cigarette price increase that occurred in the first quarter of 2000, whereas no such increase occurred in the first quarter of 1999.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended March 31, 2000 were $39.0 million, an increase of $1.2 million or 3.1% over the same period in 1999. However, such expenses for the three months ended March 31, 2000 decreased to 5.4% of net sales as compared to 6.0% for the same period in 1999. The decline in operating expenses as a percent of net sales is primarily due to the higher level of cigarette net sales resulting from cigarette price increases.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended March 31, 2000 was $7.0 million, a decrease of $0.7 million or 9.2% as compared to the same period in 1999. As a percentage of net sales, operating income for the three months ended March 31, 2000 was 1.0%, as compared to 1.2% for the same period in 1999.

     NET INTEREST EXPENSE. Net interest expense for the three months ended March 31, 2000 was $3.1 million, a decrease of $0.3 million or 10.0% compared to 1999, which resulted from a decrease in the Company's average debt levels.


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

     The Company's debt obligations totaled $136.4 million at March 31, 2000, a decrease of $28.9 million or 17.5% from $165.3 million at December 31, 1999. The net decrease in outstanding debt is primarily due to decreased borrowings needed to finance working capital funding requirements which resulted from the increase in net cash provided from operating activities experienced in 2000. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. At year end the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically higher at interim periods than at the end of any fiscal year.

     The Company made capital expenditures of $1.5 million in the first quarter of 2000. For the remainder of 2000, the Company estimates it will spend approximately $5 to $6 million for capital requirements, principally consisting of warehouse and other equipment.


IMPACT OF TOBACCO TAXES

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. In the first quarter of 2000, such taxes on cigarettes represented approximately 24% of cigarette net sales in the U.S. and 45% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

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

     The U.S. federal excise tax on cigarettes is currently $3.40 per carton of cigarettes, including a $1.00 per carton increase, which was effective January 1, 2000. Legislation was enacted that will raise the federal excise tax by an additional $.50 per carton of cigarettes in 2002. In its fiscal 2001 budget, the Administration proposed accelerating the scheduled increase for 2002 to take effect October 1, 2000. Congress has not considered the proposed acceleration to this date and is not scheduled to do so until the summer of 2000. Unlike the state and provincial taxes described above, U.S. federal excise taxes on cigarettes are paid by the cigarette manufacturers and passed through to the Company as a component of the cost of cigarettes. Such increases in U.S. federal taxes will increase the Company's working capital requirements by increasing the balances of its inventories and accounts receivable. The President as well as various members of Congress has suggested additional excise taxes on cigarette and tobacco products, either as part of the proposed legislative resolution of various issues affecting the U.S. tobacco industry discussed above or to finance unrelated federal spending. While the Company is unaware of additional legislation that might further increase the federal excise tax on cigarettes, there can be no assurance that similar proposals will not be considered in the future.


NEW ACCOUNTING STANDARDS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 1999 Consolidated Financial Statements.

                           PART II - OTHER INFORMATION


Item 1:  Legal Proceedings

     As previously reported, in November 1999, the Company was named in two separate law suits filed in State Court in New Mexico by two individual plaintiffs. The other defendants include the principal U.S. tobacco manufacturers, as well as other distributors. The complaints seek compensatory and punitive damages or injuries allegedly caused by the use of tobacco products.

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

         Not applicable


Item 5: Other Information

         Not applicable


Item 6: Exhibits and Reports on Form 8-K

(a)      Exhibits


         27 -     Financial Data Schedule


(b)      Reports on Form 8-K:

         None.

 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on May 11, 2000.


                          CORE-MARK INTERNATIONAL, INC.



                          By       /s/ Leo F. Korman
                             ___________________________________
                          Leo F. Korman, Senior Vice President and
                          Chief Financial Officer