Form 10-Q
period 2000-06-30
CORE MARK INTERNATIONAL INC
filed 2000-08-10
CIK 1024726

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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

                                  _x_ Yes ___ No

                  At July 31, 2000, Registrant had outstanding
                       5,500,000 shares of Common Stock.

                 ===============================================

                 Core-Mark International, Inc. and Subsidiaries

                    FORWARD-LOOKING STATEMENTS OR INFORMATION

     Certain statements contained in this quarterly report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere herein and in the documents (if any) incorporated herein by reference are not statements of historical fact but are future-looking or forward-looking statements that may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such forward-looking terminology as the words "believes," "expects," "may," "will," "should," or "anticipates" (or the negative of such terms) or other variations thereon or comparable terminology, or because they involve discussions of Core-Mark International, Inc.'s (the "Company's") strategy. Such forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. The ability of the Company to achieve the results anticipated in such statements is subject to various risks and uncertainties and other factors which may cause the actual results, level of activity, performance or achievements of the Company or the industry in which it operates to be materially different from any future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the general state of the economy and business conditions in the United States and Canada; adverse changes in consumer spending; the ability of the Company to implement its business strategy, including the ability to integrate recently acquired businesses into the Company; the ability of the Company to obtain financing; competition; the level of retail sales of cigarettes and other tobacco products; possible effects of legal proceedings against manufacturers and sellers of tobacco products and the effect of government regulations affecting such products. As a result of the foregoing and other factors affecting the Company's business beyond the Company's control, no assurance can be given as to future results, levels of activity, performance or achievements and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

     Condensed Consolidated Balance Sheets as of December 31, 1999 and
     June 30, 2000 ........................................................    3
     Condensed Consolidated Statements of Income for the three and six
     months ended June 30, 1999 and 2000 ..................................    4
     Condensed Consolidated Statements of Cash Flows for the six months
     ended June 30, 1999 and 2000 .........................................    5
     Notes to Condensed Consolidated Financial Statements..................    6

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................    8

Item 3: Quantitative and Qualitative Disclosures About Market
        Risk...............................................................   13

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings............................................   14
     Item 2:  Changes in Securities and Use of Proceeds....................   14
     Item 3:  Defaults Upon Senior Securities..............................   14
     Item 4:  Submission of Matters to a Vote of Security Holders..........   14
     Item 5:  Other Information............................................   14
     Item 6:  Exhibits and Reports on Form 8-K.............................   14

Signature .................................................................   15

                                      -2-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (In Thousands of Dollars)

                                                                                   December 31,    June 30,
                                                                                      1999          2000
                                                                                    --------      --------
                                                                                                (Unaudited)

Assets
Current assets:
Cash ...........................................................................    $ 17,279      $ 21,831
     Receivables:
         Trade accounts, less allowance for doubtful accounts of $2,320 and
              $2,561, respectively .............................................     104,983       119,783
         Other .................................................................      15,287        14,155
     Inventories, net of LIFO allowance of $40,003 and $40,903, respectively ...     109,139        81,449
     Prepaid expenses and other ................................................       5,921         6,178
                                                                                    --------      --------
         Total current assets ..................................................     252,609       243,396

Property and equipment .........................................................      66,696        69,762
     Less accumulated depreciation .............................................     (37,277)      (38,633)
                                                                                    --------      --------
     Net property and equipment ................................................      29,419        31,129

Other assets ...................................................................       5,642         5,235
Goodwill, net of accumulated amortization of $21,458 and $22,499,
     respectively ..............................................................      62,398        60,808
                                                                                    --------      --------
                                                                                    $350,068      $340,568
                                                                                    ========      ========
Liabilities and Shareholders' Equity
Current liabilities:

     Trade accounts payable ....................................................    $ 51,093      $ 63,330
     Cigarette and tobacco taxes payable .......................................      59,975        51,663
     Income taxes payable ......................................................       3,932         2,312
     Deferred income taxes .....................................................       4,851         5,094
     Other accrued liabilities .................................................      31,073        32,172
                                                                                    --------      --------
         Total current liabilities .............................................     150,924       154,571

Long-term debt .................................................................     165,335       146,493
Other accrued liabilities and deferred income taxes ............................       7,859         8,251
                                                                                    --------      --------
     Total liabilities .........................................................     324,118       309,315

Commitments and contingencies:
Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding ...............................          55            55
     Additional paid-in capital ................................................      26,121        26,121
     Retained earnings .........................................................       5,123        10,859
     Accumulated comprehensive loss:
         Foreign currency translation adjustments ..............................      (2,949)       (3,382)
         Minimum pension liability adjustment ..................................      (2,400)       (2,400)
                                                                                    --------      --------
         Total shareholders' equity ............................................      25,950        31,253
                                                                                    --------      --------
                                                                                    $350,068      $340,568
                                                                                    ========      ========

            See Notes to Condensed Consolidated Financial Statements.
                                      -3-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                   Three Months                      Six Months
                                                                  Ended June 30,                    Ended June 30,
                                                               ---------------------          -------------------------
                                                                 1999         2000               1999           2000
                                                               --------     --------          ----------     ----------

Net sales............................................          $707,406     $771,811          $1,336,858     $1,494,619
Cost of goods sold...................................           656,734      721,090           1,240,616      1,397,879
                                                               --------     --------          ----------     ----------
    Gross profit.....................................            50,672       50,721              96,242         96,740
Operating and administrative expenses................            39,101       39,908              76,972         78,934
                                                               --------     --------          ----------     ----------
    Operating income.................................            11,571       10,813              19,270         17,806

Interest expense, net................................             3,100        3,207               6,495          6,261
Debt refinancing costs...............................               319          319                 637            637
                                                               --------     --------          ----------     ----------
    Income before income taxes.......................             8,152        7,287              12,138         10,908

Income tax expense...................................             3,424        3,455               5,098          5,172
                                                               --------     --------          ----------     ----------
    Net income.......................................          $  4,728     $  3,832          $    7,040     $    5,736
                                                               ========     ========          ==========     ==========





























            See Notes to Condensed Consolidated Financial Statements.
                                      -4-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                             Six Months
                                                                                            Ended June 30,
                                                                                    --------------------------
                                                                                      1999              2000
                                                                                    --------          --------

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income .....................................................................    $  7,040          $  5,736

     Adjustments to reconcile net income to net cash provided by operating activities:

     LIFO expense...............................................................         225               900
     Depreciation and amortization..............................................       3,178             3,180
     Amortization of goodwill...................................................       1,041             1,041
     Amortization of debt refinancing fees......................................         637               637
     Deferred income taxes......................................................         965               634
     Changes in operating assets and liabilities................................      44,270            16,369
                                                                                    --------          --------
Net cash provided by operating activities.......................................      57,356            28,497
                                                                                    --------          --------
INVESTING ACTIVITIES:

     Additions to property and equipment........................................      (3,095)           (4,670)
                                                                                    --------          --------
Net cash used in investing activities...........................................      (3,095)           (4,670)
                                                                                    --------          --------
FINANCING ACTIVITIES:

     Net payments under accounts receivable securitization......................      (6,900)          (10,000)
     Net payments under revolving credit agreement..............................     (59,124)           (8,842)
                                                                                    --------          --------
Net cash used in financing activities...........................................     (66,024)          (18,842)
                                                                                    --------          --------

Effects of changes in foreign exchange rates....................................       1,054              (433)
                                                                                    --------          --------
Increase (decrease) in cash.....................................................     (10,709)            4,552
Cash, beginning of period.......................................................      24,586            17,279
                                                                                    --------          --------
CASH, END OF PERIOD.............................................................    $ 13,877          $ 21,831
                                                                                    ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
     Interest ..................................................................    $  6,466          $  5,949
     Income taxes...............................................................       3,325             6,387


            See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements
                        Six Months Ended June 30, 2000
                                   (Unaudited)

1.  BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 2000 have been prepared by Core-Mark International, Inc. (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000 with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2.  INVENTORIES

     The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $0.1 million and $0.2 million for the three months ended June 30, 1999 and 2000, respectively, and $0.2 million and $0.9 million for the six months ended June 30, 1999 and 2000, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  EXCISE TAXES

     State and provincial excise taxes on cigarettes included in sales and cost of goods sold were $146.3 million and $152.0 million for the three months ended June 30, 1999 and 2000, respectively, and $275.1 million and $296.2 million for the six months ended June 30, 1999 and 2000, respectively.

4.  COMPREHENSIVE INCOME

     The Company's total comprehensive income was $5.4 million and $3.5 million for the three months ended June 30, 1999 and 2000, respectively, and $8.1 million and $5.3 million for the six months ended June 30, 1999 and 2000 respectively, which included other comprehensive income or loss related to foreign currency translation adjustments.

5. SEGMENT INFORMATION

     Management has determined that the only reportable segment of the Company is its wholesale distribution segment, based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. There has been no change in the segment reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 1999 Form 10-K. Wholesale distribution segment information for the three-month and six-month periods ended June 30, and asset information as of December 31, 1999 and June 30, 2000 is set forth below (dollars in thousands):

                                                                                Three Months              Six Months
                                                                                Ended June 30            Ended June 30
                                                                            -------------------    ------------------------

                                                                               1999       2000         1999         2000
                                                                            --------   --------    ----------    ----------

         Net sales to external customers...............................     $707,406   $771,811    $1,336,858    $1,494,619

         Segment pretax operating income  (1)..........................     $  9,078   $  8,072    $   13,962    $   12,484
         Less: Goodwill and other unallocated amortization.............          564        593         1,126         1,182
                  Interest expense (income): unallocated and other.....           43       (127)           61          (243)
                  Amortization of debt refinancing costs...............          319        319           637           637
                                                                            --------   --------    ----------    ----------
         Consolidated income before income taxes.......................     $  8,152   $  7,287    $   12,138    $   10,908
                                                                            ========   ========    ==========    ==========



         Assets                                                           December 31,      June 30,
                                                                              1999            2000
                                                                            --------        --------

         Segment information...........................................     $338,038        $332,733
         Add: Corporate and other......................................       12,030           7,835
                                                                            --------        --------
         Consolidated assets...........................................     $350,068        $340,568
                                                                            ========        ========

--------------------------------------------------------------------------------
  (1) Represents operating income, including allocated interest expense, but excluding amortization of goodwill and debt refinancing costs, and income taxes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with Management's Discussion and Analysis and the discussion under the heading "Legal Proceedings
- Regulatory and Legislative Matters" included in the Company's 1999 Form 10-K.

GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. For the six months ended June 30, 2000, approximately 71%, 20% and 9% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.

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

     In light of failure of the national settlement legislation, in November 1998, the four largest U.S. cigarette manufacturers and the attorneys general of 46 states, five territories, and the District of Columbia agreed to a settlement of approximately $250 billion for public health-care costs allegedly connected to smoking. The settlement - which takes effect in each settling jurisdiction when the courts in each such jurisdiction enter a final consent decree and any appeals of such decree are disposed of or become time-barred - allows for payment of the agreed sum by the cigarette manufacturers over 25 years, settles the state and territory health-care claims against the tobacco industry and imposes a number of new marketing, advertising, sales and other restrictions on tobacco products. As a direct result of this settlement, the major cigarette manufacturers raised the wholesale price of cigarettes by $4.50 per carton, effective November 24, 1998, bringing the total per-carton price increase in the United States in 1998 to $6.35.

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

     Effective January 1, 1999, the State of California increased the state excise tax on cigarettes by $5.00 per carton. California is the Company's largest market, representing approximately 42% of carton sales during the six months ended June 30, 2000.

     The major U.S. cigarette manufacturers raised the wholesale price of cigarettes by $1.80 per carton, effective August 30, 1999, and $1.30 per carton, effective January 17, 2000.

     On July 14, 2000, a Florida state court jury awarded $144.8 billion in punitive damages against the major U.S. tobacco companies to a class of Florida smokers who allegedly died or became ill due to cigarette smoking. The tobacco companies have moved to set aside the award and remove the case to Federal court. On July 31, 2000, the major U.S. tobacco companies increased wholesale cigarette prices by $.60 per carton.

     The Company believes that price and tax increases of the magnitude recently experienced, as well as increases which occur in the future (see "Impact of Tobacco Taxes"), will have a negative impact on overall industry unit sales and will negatively affect the Company's sales of tobacco products. The Company does not believe that it is able to quantify the impact of these higher prices and taxes on future sales of cigarettes and other tobacco products. Manufacturer price increases will also increase the Company's debt and interest expense levels. The Company believes that it has adequate financing arrangements in place at the present time to finance the additional working capital requirements of the most recent manufacturer price increases. However, depending upon future levels of manufacturer price increases, or if the terms or amounts of state and provincial excise taxes were adversely changed, the Company may be required to seek additional financing in order to meet future higher working capital requirements.

     The Company's business strategy has included, and continues to include, increasing sales of higher margin, non-tobacco products, a strategy which is intended to lessen the impact of potential future declines in unit sales and profitability of its tobacco distribution business.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     NET SALES. Net sales for the three months ended June 30, 2000 were $771.8 million, an increase of $64.4 million or 9.1% over the same period in 1999. The increase in net sales was primarily due to an increase in net sales of cigarettes, as well as increased sales of food and non-food products in 2000 as compared to 1999.

     Net sales of cigarettes for the three months ended June 30, 2000 were $547.9 million, an increase of $58.4 million or 11.9% over the same period in 1999. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices, which have been passed on to the Company's customers in the form of higher prices, and an increase in carton sales. The Company's total cigarette unit sales for the three months ended June 30, 2000 were 20.4 million cartons, an increase of 0.5 million cartons or 2.6% from the same period of 1999. Cigarette carton sales in the U.S. increased by 0.6 million cartons or 3.4% compared to the same period in 1999. The increase in the Company's carton sales occurred primarily in California. The increase in California carton sales was attributable both to increased volume with new and existing customers and a reduction in cigarette distribution among grey market suppliers (resellers of cigarettes intended for international markets but sold in the United States) as a result of the passage of California bill SB702. This bill, passed in October 1999 made it illegal to affix state tax stamps to grey market cigarettes.

     Net sales of food and non-food products for the three months ended June 31, 2000 were $223.9 million, an increase of $6.0 million or 2.8% over the same period in 1999.

     GROSS PROFIT. Gross profit for the three months ended June 30, 2000 and June 30, 1999 was $50.7 million. The gross profit margin for the three months ended June 30, 2000 decreased to 6.6% of net sales as compared to 7.2% of net sales for the comparable period in 1999. The decline in overall gross profit margin was primarily due to the increase in the wholesale cost of cigarettes over the past year. Gross margins on cigarettes are significantly lower than the margins on food and non-food products, and the much faster growth in cigarette revenues caused the overall reduction in margins.

     For the three months ended June 30, 2000 and June 30, 1999, the Company recognized LIFO expense of $0.2 million.

     OPERATING  AND  ADMINISTRATIVE   EXPENSES.   Operating  and  administrative
expenses for the three months ended June 30, 2000 were $39.9 million, an increase of $0.8 million or 2.1% over the same period in 1999. However, such expenses for the three months ended June 30, 2000 decreased to 5.2% of net sales as compared to 5.5% for the same period in 1999. The decline in operating expenses as a percent of net sales is due to the fact that the Company continues to exert tight control over expenses. Operating and administrative expenses grew 2.1% over the same period in 1999, which was a slower rate than real growth in volume.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended June 30, 2000 was $10.8 million, a decrease of $0.8 million or 6.6% as compared to the same period in 1999. As a percentage of net sales, operating income for the three months ended June 30, 2000 was 1.4%, as compared to 1.6% for the same period in 1999.

     NET INTEREST EXPENSE. Net interest expense for the three months ended
June 30, 2000 was $3.2 million, an increase of $0.1 million or 3.5% compared to 1999, which resulted from an increase in average borrowing rates, offset by a decrease in the Company's average debt levels.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     NET SALES. Net sales for the six months ended June 30, 2000 were $1,494.6 million, an increase of $157.8 million or 11.8% over the same period in 1999. The increase in net sales was primarily due to an increase in net sales of cigarettes, as well as increased sales of food and non-food products in 2000 compared to 1999.

     Net sales of cigarettes for the six months ended June 30, 2000 were $1,067.7 million, an increase of $142.9 million or 15.5% over the same period in 1999. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices, which have been passed on to the Company's customers in the form of higher prices, and an increase in carton sales. The Company's total cigarette unit sales for the six months ended June 30, 2000 were
39.6 million cartons, an increase of 2.0 million cartons or 5.2% from the same period of 1999. Cigarette carton sales in the U.S. increased by 1.9 million cartons or 6.1% compared to the same period in 1999. The increase in the

Company's carton sales occurred primarily in California, and was due to a number of factors. Consumers in California purchased large quantities of cigarettes in December 1998, in advance of the increase in state excise taxes which became effective January 1, 1999. This had a negative impact on the Company's sales of cigarettes in the first six months of 1999. Additionally, the increase in California carton sales was attributable both to increased volume with new and existing customers and a reduction in cigarette distribution among grey market suppliers, resulting from the passage of California bill SB702.

     Net sales of food and non-food products for the six months ended June 30, 2000 were $426.9 million, an increase of $14.9 million or 3.6% over the same period in 1999.

     GROSS PROFIT. Gross profit for the six months ended June 30, 2000 was $96.7 million, an increase of $0.5 million or 0.5% over the same period in 1999. The gross profit margin for the six months ended June 30, 2000 decreased to 6.5% of net sales as compared to 7.2% of net sales for the comparable period in 1999. The decline in overall gross profit margin was primarily due to the increase in the wholesale cost of cigarettes over the past year. Gross margins on cigarettes are significantly lower than the margins on food and non-food products, and the much faster growth in cigarette revenues caused the overall reduction in margins.

     For the six months ended June 30, 2000, the Company recognized LIFO expense of $0.9 million compared to $0.2 million for the comparable period in 1999. The increase in LIFO expense for the six months ended June 30, 2000, was primarily the result of a cigarette price increase that occurred in the first six months of 2000, whereas no such increase occurred in the first six months of 1999.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the six months ended June 30, 2000 were $78.9 million, an increase of $2.0 million or 2.5% over the same period in 1999. However, such expenses for the six months ended June 30, 2000 decreased to 5.3% of net sales as compared to 5.8% for the same period in 1999. The decline in operating expenses as a percent of net sales is due to the fact that the Company continues to exert tight control over expenses. Operating and administrative expenses grew 2.5% over the same period in 1999, which was a slower rate than real growth in volume.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the six months ended June 30, 2000 was $17.8 million, a decrease of $1.5 million or 7.6% as compared to the same period in 1999. As a percentage of net sales, operating income for the six months ended June 30, 2000 was 1.2%, as compared to 1.4% for the same period in 1999.

     NET INTEREST EXPENSE. Net interest expense for the six months ended June 30, 2000 was $6.3 million, a decrease of $0.2 million or 3.6% compared to 1999, which resulted from a decrease in the Company's average debt levels offset by an increase in average borrowing rates.

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

         The Company's debt obligations totaled $146.5 million at June 30, 2000, a decrease of $18.8 million or 11.4% from $165.3 million at December 31, 1999. The net decrease in outstanding debt is primarily due to decreased borrowings needed to finance working capital funding requirements. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

         The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. At year end the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically higher at interim periods than at the end of any fiscal year.

         The Company made capital expenditures of $4.7 million for the six months ended June 30, 2000. For the remainder of 2000, the Company estimates it will spend approximately $2 to $3 million for capital requirements, principally consisting of warehouse and other equipment.

IMPACT OF TOBACCO TAXES

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. In the first six months of 2000, such taxes on cigarettes represented approximately 25% of cigarette net sales in the U.S. and 44% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

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

     The U.S. federal excise tax on cigarettes is currently $3.40 per carton of cigarettes, including a $1.00 per carton increase, which was effective January 1, 2000. Legislation was enacted that will raise the federal excise tax by an additional $.50 per carton of cigarettes in 2002. In its fiscal 2001 budget, the Administration proposed accelerating the scheduled increase for 2002 to take effect October 1, 2000. Congress has not considered the proposed acceleration to this date. Unlike the state and provincial taxes described above, U.S. federal excise taxes on cigarettes are paid by the cigarette manufacturers and passed through to the Company as a component of the cost of cigarettes. Such increases in U.S. federal taxes will increase the Company's working capital requirements by increasing the balances of its inventories and accounts receivable. The President as well as various members of Congress has suggested additional excise taxes on cigarette and tobacco products, either as part of the proposed legislative resolution of various issues affecting the U.S. tobacco industry discussed above or to finance unrelated federal spending. Such legislation has not passed either House of Congress to date. While the Company is unaware of additional legislation that might further increase the federal excise tax on cigarettes, there can be no assurance that similar proposals will not be considered in the future.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the quarter ended December 31, 2000 and the effects, if any, are required to be recorded through retroactive, cumulative adjustments as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has not completed its evaluation of the effects, if any, that SAB 101 will have on the Company's income statement presentation, operating results or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 1999 Consolidated Financial Statements.

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

     As previously reported, in November 1999, the Company was named in two separate lawsuits filed in State Court in New Mexico by two individual plaintiffs. The other defendants include the principal U.S. tobacco manufacturers, as well as other distributors. The complaints seek compensatory and punitive damages for injuries allegedly caused by the use of tobacco products.

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

         Not applicable

Item 5: Other Information

         Not applicable

Item 6: Exhibits and Reports on Form 8-K

(a)      Exhibits

         27 -     Financial Data Schedule

(b)      Reports on Form 8-K:

         None.

 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on August 10, 2000.

                          CORE-MARK INTERNATIONAL, INC.



                          By         /s/ Leo F. Korman
                             -----------------------------------
                          Leo F. Korman, Senior Vice President and
                          Chief Financial Officer