Form 10-Q
period 2000-09-30
CORE MARK INTERNATIONAL INC
filed 2000-11-14
CIK 1024726

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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

                                  _x_ Yes ___ No

                 At October 31, 2000, Registrant had outstanding
                       5,500,000 shares of Common Stock.

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


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

     Condensed Consolidated Balance Sheets as of December 31, 1999 and
     September 30, 2000....................... .............................   3
     Condensed Consolidated Statements of Income for the three and nine
     months ended September 30, 1999 and 2000...............................   4
     Condensed Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1999 and 2000......................................   5
     Notes to Condensed Consolidated Financial Statements...................   6

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations    ............... ...........................   8

Item 3: Quantitative and Qualitative Disclosures About Market
        Risk................................................................  13

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings.............................................  14
     Item 2:  Changes in Securities and Use of Proceeds.....................  14
     Item 3:  Defaults Upon Senior Securities...............................  14
     Item 4:  Submission of Matters to a Vote of Security Holders...........  14
     Item 5:  Other Information.............................................  14
     Item 6:  Exhibits and Reports on Form 8-K..............................  14

Signature ..................................................................  15

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (In Thousands of Dollars)


                                                                                    December 31,   September 30,
                                                                                       1999            2000
                                                                                     --------        --------
                                                                                                    (Unaudited)
Assets
Current assets:
     Cash.......................................................................     $ 17,279        $ 18,653
     Receivables:
         Trade accounts, less allowance for doubtful accounts of $2,320 and
              $2,847, respectively..............................................      104,983         110,072
         Other..................................................................       15,287          11,880
     Inventories, net of LIFO allowance of $40,003 and $41,653, respectively....      109,139          69,515
     Prepaid expenses and other.................................................        5,921           6,163
                                                                                     --------        --------
         Total current assets...................................................      252,609         216,283

Property and equipment..........................................................       66,696          70,800
     Less accumulated depreciation..............................................      (37,277)        (39,798)
                                                                                     --------        --------
     Net property and equipment.................................................       29,419          31,002

Other assets....................................................................        5,642           7,589
Goodwill, net of accumulated amortization of $21,458 and $23,020,
     respectively...............................................................       62,398          60,287
                                                                                     --------        --------
                                                                                     $350,068        $315,161
                                                                                     ========        ========
Liabilities and Shareholders' Equity
Current liabilities:

     Trade accounts payable.....................................................     $ 51,093        $ 59,490
     Cigarette and tobacco taxes payable........................................       59,975          44,414
     Income taxes payable.......................................................        3,932           1,895
     Deferred income taxes......................................................        4,851           5,156
     Other accrued liabilities..................................................       31,073          28,520
                                                                                     --------        --------
         Total current liabilities..............................................      150,924         139,475

Long-term debt..................................................................      165,335         132,602
Other accrued liabilities and deferred income taxes.............................        7,859           8,491
                                                                                     --------        --------
     Total liabilities..........................................................      324,118         280,568

Commitments and contingencies:
Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding................................           55              55
     Additional paid-in capital.................................................       26,121          26,121
     Retained earnings..........................................................        5,123          14,477
     Accumulated comprehensive loss:
         Foreign currency translation adjustments...............................       (2,949)         (3,660)
         Minimum pension liability adjustment...................................       (2,400)         (2,400)
                                                                                     --------        --------
         Total shareholders' equity.............................................       25,950          34,593
                                                                                     --------        --------
                                                                                     $350,068        $315,161
                                                                                     ========        ========

           See Notes to Condensed Consolidated Financial Statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                   Three Months                    Nine Months
                                                                Ended September 30,             Ended September 30,
                                                               --------------------          ------------------------
                                                                 1999        2000               1999          2000
                                                               --------    --------          ----------    ----------

Net sales............................................          $760,909    $782,723          $2,097,767    $2,277,342
Cost of goods sold...................................           711,623     730,774           1,952,239     2,128,653
                                                               --------    --------          ----------    ----------
    Gross profit.....................................            49,286      51,949             145,528       148,689
Operating and administrative expenses................            38,722      41,461             115,694       120,395
                                                               --------    --------          ----------    ----------
    Operating income.................................            10,564      10,488              29,834        28,294

Interest expense, net................................             3,094       3,290               9,589         9,551
Debt refinancing costs...............................               318         318                 955           955
                                                               --------    --------          ----------    ----------
    Income before income taxes.......................             7,152       6,880              19,290        17,788

Income tax expense...................................             3,004       3,262               8,102         8,434
                                                               --------    --------          ----------    ----------
    Net income.......................................          $  4,148    $  3,618          $   11,188    $    9,354
                                                               ========    ========          ==========    ==========


            See Notes to Condensed Consolidated Financial Statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                                    -------------------------
                                                                                      1999             2000
                                                                                    --------         --------

CASH PROVIDED BY OPERATING ACTIVITIES:

Net income......................................................................    $ 11,188         $  9,354

     Adjustments to reconcile net income to net cash provided by operating activities:

     LIFO expense...............................................................       5,754            1,650
     Depreciation and amortization..............................................       4,804            4,863
     Amortization of goodwill...................................................       1,562            1,562
     Amortization of debt refinancing fees......................................         955              955
     Deferred income taxes......................................................       1,499              947
     Changes in operating assets and liabilities................................      35,877           21,510
                                                                                    --------         --------
Net cash provided by operating activities.......................................      61,639           40,841
                                                                                    --------         --------
INVESTING ACTIVITIES:

     Additions to property and equipment........................................      (3,988)          (6,023)
                                                                                    --------         --------
Net cash used in investing activities...........................................      (3,988)          (6,023)
                                                                                    --------         --------
FINANCING ACTIVITIES:

     Net payments under accounts receivable securitization......................     (14,000)         (25,000)
     Net payments under revolving credit agreement..............................     (56,475)          (7,733)
                                                                                    --------         --------
Net cash used in financing activities...........................................     (70,475)         (32,733)
                                                                                    --------         --------

Effects of changes in foreign exchange rates....................................       1,011             (711)
                                                                                    --------         --------
Increase (decrease) in cash.....................................................     (11,813)           1,374
Cash, beginning of period.......................................................      24,586           17,279
                                                                                    --------         --------
CASH, END OF PERIOD.............................................................    $ 12,773         $ 18,653
                                                                                    ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
     Interest...................................................................    $ 11,591         $  6,859
     Income taxes...............................................................       6,399            9,712



            See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements
                      Nine Months Ended September 30, 2000
                                   (Unaudited)

1.  BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 2000 have been prepared by Core-Mark International, Inc. (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2000 with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2.  INVENTORIES

     The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $5.5 million and $0.8 million for the three months ended September 30, 1999 and 2000, respectively, and $5.8 million and $1.7 million for the nine months ended September 30, 1999 and 2000, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  EXCISE TAXES

     State and provincial excise taxes on cigarettes included in sales and cost of goods sold were $155.0 million and $153.2 million for the three months ended September 30, 1999 and 2000, respectively, and $430.1 million and $449.3 million for the nine months ended September 30, 1999 and 2000, respectively.

4.  COMPREHENSIVE INCOME

     The Company's total comprehensive income was $4.1 million and $3.3 million for the three months ended September 30, 1999 and 2000, respectively, and $12.2 million and $8.6 million for the nine months ended September 30, 1999 and 2000 respectively, which reflected other comprehensive income or loss related to foreign currency translation adjustments.

5. SEGMENT INFORMATION

     Management has determined that the only reportable segment of the Company is its wholesale distribution segment, based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. There has been no change in the segment reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 1999 Form 10-K. Wholesale distribution segment information for the three-month and nine-month periods ended September 30, and asset information as of December 31, 1999 and September 30, 2000 is set forth below (dollars in thousands):


                                                                                     Three Months                Nine Months
                                                                                  Ended September 30,        Ended September 30,
                                                                                ----------------------      -----------------------

                                                                                  1999          2000           1999         2000
                                                                                --------      --------      ----------   ----------

         Net sales to external customers...............................         $760,909      $782,723      $2,097,767   $2,277,342

         Segment pretax operating income  (1)..........................         $  7,886      $  7,476      $   21,848   $   19,960
         Less: Goodwill and other unallocated amortization.............              569           594           1,695        1,776
               Interest expense (income): unallocated and other........             (153)         (316)            (92)        (559)
               Amortization of debt refinancing costs..................              318           318             955          955
                                                                                --------      --------      ----------   ----------
         Consolidated income before income taxes.......................         $  7,152      $  6,880      $   19,290   $   17,788
                                                                                ========      ========      ==========   ==========


         Assets                                                                     December 31,     September 30,
                                                                                        1999             2000
                                                                                      --------         --------

         Segment information....................................................      $338,038         $306,827
         Add: Corporate and other...............................................        12,030            8,334
                                                                                      --------         --------
         Consolidated assets....................................................      $350,068         $315,161
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

GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. For the nine months ended September 30, 2000, approximately 71%, 20% and 9% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.

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

     In response to the Supreme Court ruling, legislation has recently been introduced in Congress that would grant authority to the FDA to regulate tobacco products. One cigarette manufacturer expressed interest in such legislation but the remaining companies have stated their opposition. It is unlikely that legislation giving the FDA authority to regulate tobacco products will pass during the year 2000, but the prospects for similar legislation in the future is uncertain.

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

     On September 22, 1999, the U.S. Department of Justice filed "an action to recover health care costs paid for and furnished...by the federal government for lung cancer, heart disease, emphysema and other tobacco-related illnesses caused by the fraudulent and tortious conduct of..." the major tobacco manufacturers. The defendant companies announced that they would fight the litigation, and on December 27, 1999 moved to dismiss the government's complaint. On September 28, 2000, the U.S. District Court for the District of Columbia dismissed some of the government's claims but allowed the case to precede on two "civil RICO" grounds. If the Justice Department prevails in the litigation, or if the litigation is settled, there can be no assurance that the litigation will not result in increased cigarette prices and/or a material reduction of the consumption of tobacco products in the United States; such circumstances could have a material adverse affect on the Company's business and financial position.

     Effective January 1, 1999, the State of California increased the state excise tax on cigarettes by $5.00 per carton. California is the Company's largest market, representing approximately 41% of carton sales during the nine months ended September 30, 2000.

     The major U.S. cigarette manufacturers raised the wholesale price of cigarettes by $1.80 per carton, effective August 30, 1999, and $1.30 per carton, effective January 17, 2000.

     On July 14, 2000, a Florida state court jury awarded $145 billion in punitive damages against the major U.S. tobacco companies to a class of Florida smokers who allegedly died or became ill due to cigarette smoking. The tobacco companies have moved to set aside the award and remove the case to Federal court. On November 3, 2000, U.S. District Judge Ursula Ungaro - Benages of the Southern District of Florida denied the defendants motion to remove the case to Federal Court. The $145 billion judgement was returned to the state court for further proceedings. On November 6, 2000, the Florida state court denied the defendants' motion to set aside the punitive damage award and rejected the tobacco companies request for a new trial. The tobacco companies are expected to appeal the judgement. On July 31, 2000, the major U.S. tobacco companies increased wholesale cigarette prices by $.60 per carton.

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


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1999

     NET SALES. Net sales for the three months ended September 30, 2000 were $782.7 million, an increase of $21.8 million or 2.9% over the same period in 1999. The increase in net sales was due to an increase in net sales of cigarettes, offset by a decrease in net sales of food and non-food products in 2000 as compared to 1999.

     Net sales of cigarettes for the three months ended September 30, 2000 were $556.4 million, an increase of $25.7 million or 4.9% over the same period in 1999. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices, which have been passed on to the Company's customers in the form of higher prices, offset by a slight decrease in carton sales. The Company's total cigarette unit sales for the three months ended September 30, 2000 were 20.5 million cartons, a decrease of 0.5 million cartons or 2.2% from the same period of 1999. Cigarette carton sales in the U.S. decreased by 0.2 million cartons or 1.4% compared to the same period in 1999. Although California carton sales increased slightly, carton sales in other U.S. and Canadian divisions decreased.

     Net sales of food and non-food products for the three months ended September 30, 2000 were $226.3 million, a decrease of $3.9 million or 1.7% over the same period in 1999. The decrease occurred primarily in cigar and tobacco sales, which decreased $4.1 million or 10.5%.

     GROSS PROFIT. Gross profit for the three months ended September 30, 2000 was $51.9 million, an increase of $2.7 million or 5.4% over the same period in 1999. The gross profit margin for the three months ended September 30, 2000 increased to 6.6% of net sales as compared to 6.5% of net sales for the comparable period in 1999. The increase in gross profit margin was due to slight increases in both the cigarette and food and non-food gross profit margins.

     For the three months ended September 30, 2000 and September 30, 1999, the Company recognized LIFO expense of $0.8 million, and $5.5 million respectively. The decrease in LIFO expense for the three months ended September 30, 2000 was primarily the result of a cigarette price increase that occurred in the third quarter of 1999 that was significantly higher than a cigarette price increase that occurred in the third quarter of 2000.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended September 30, 2000 were $41.5 million, an increase of $2.7 million or 7.1% over the same period in 1999. Operating expenses for the three months ended September 30, 2000 increased to 5.3% of net sales as compared to 5.1% for the same period in 1999.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended September 30, 2000 was $10.5 million, a decrease of $0.1 million or 0.7% as compared to the same period in 1999. As a percentage of net sales, operating income for the three months ended September 30, 2000 was 1.3%, as compared to 1.4% for the same period in 1999.

     NET INTEREST EXPENSE. Net interest expense for the three months ended September 30, 2000 was $3.3 million, an increase of $0.2 million or 6.4% compared to 1999, which resulted primarily from an increase in average borrowing rates.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     NET SALES. Net sales for the nine months ended September 30, 2000 were $2,277.3 million, an increase of $179.6 million or 8.6% over the same period in 1999. The increase in net sales was primarily due to an increase in net sales of cigarettes, as well as increased sales of food and non-food products in 2000 compared to 1999.

     Net sales of cigarettes for the nine months ended September 30, 2000 were $1,624.1 million, an increase of $168.6 million or 11.6% over the same period in 1999. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices, which have been passed on to the Company's customers in the form of higher prices, and an increase in carton sales. The Company's total cigarette unit sales for the nine months ended September 30, 2000 were 60.1 million cartons, an increase of 1.5 million cartons or 2.6% from the same period of 1999. Cigarette carton sales in the U.S. increased by 1.7 million cartons or 3.4% compared to the same period in 1999. The increase in the Company's carton sales occurred primarily in California, and was due to a number of factors. Consumers in California purchased large quantities of cigarettes in December 1998, in advance of the increase in state excise taxes which became effective January 1, 1999. This had a negative impact on the Company's sales of cigarettes in the first six months of 1999. Additionally, the Company believes the increase in California carton sales was attributable both to increased volume with new and existing customers and a reduction in cigarette distribution among grey market suppliers (resellers of cigarettes intended for international markets but sold in the United States) as a result of the passage of California bill SB702. This bill, passed in October 1999 made it illegal to affix state tax stamps to grey market cigarettes.

     Net sales of food and non-food products for the nine months ended September 30, 2000 were $653.2 million, an increase of $11.0 million or 1.7% over the same period in 1999.

     GROSS PROFIT. Gross profit for the nine months ended September 30, 2000 was $148.7 million, an increase of $3.2 million or 2.2% over the same period in 1999. The gross profit margin for the nine months ended September 30, 2000 decreased to 6.5% of net sales as compared to 6.9% of net sales for the comparable period in 1999. The decline in overall gross profit margin was primarily due to the increase in the wholesale cost of cigarettes over the past year. Gross margins on cigarettes are significantly lower than the margins on food and non-food products, and the much faster growth in cigarette revenues caused the overall reduction in margins.

     For the nine months ended September 30, 2000, the Company recognized LIFO expense of $1.7 million compared to $5.8 million for the comparable period in 1999. The decrease in LIFO expense for the nine months ended September 30, 2000, was primarily the result of a cigarette price increase that occurred in the third quarter of 1999 that was much higher than a cigarette price increase that occurred in the third quarter of 2000.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the nine months ended September 30, 2000 were $120.4 million, an increase of $4.7 million or 4.1% over the same period in 1999. However, such expenses for the nine months ended September 30, 2000 decreased to 5.3% of net sales as compared to 5.5% for the same period in 1999. The decline in operating expenses as a percent of net sales is a result of the Company continuing to exert tight control over expenses. Operating and administrative expenses grew 4.1% over the same period in 1999, which was a slower rate than real growth in volume.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the nine months ended September 30, 2000 was $28.3 million, a decrease of $1.5 million or 5.2% as compared to the same period in 1999. As a percentage of net sales, operating income for the nine months ended September 30, 2000 was 1.2%, as compared to 1.4% for the same period in 1999.

     NET INTEREST EXPENSE. Net interest expense for the nine months ended September 30, 2000 and September 30, 1999 was $9.6 million. This was the result of a decrease in the Company's average debt levels, offset by an increase in average borrowing rates.

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

     The Company's debt obligations totaled $132.6 million at September 30, 2000, a decrease of $32.7 million or 19.8% from $165.3 million at December 31, 1999. The net decrease in outstanding debt is primarily due to decreased borrowings needed to finance working capital funding requirements. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. At year end the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically higher for the first nine months than for the fiscal year.

     The Company made capital expenditures of $6.0 million for the nine months ended September 30, 2000. For the remainder of 2000, the Company estimates it will spend approximately $1 to $2 million for capital requirements, principally consisting of warehouse and other equipment.

IMPACT OF TOBACCO TAXES

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. In the first nine months of 2000, such taxes on cigarettes represented approximately 24% of cigarette net sales in the U.S. and 44% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

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

NEW ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivatives, requiring recognition as either assets or liabilities on the balance sheet and measurement at fair value. As amended in June 1999 by SFAS No. 137, this statement is effective for all fiscal years beginning after June 15, 2000 and is not to be applied retrospectively to financial statements for prior periods. The FASB further amended SFAS 133 to address implementation issues by issuing SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", in June 2000. The Company has not yet determined the effect adoption of this statement will have on the Company's consolidated financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides the SEC staff's views on selected revenue recognition issues. In March 2000, the SEC released SAB 101A, which delayed for one quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. In June 2000, the SEC released SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating what impact, if any, SAB 101 will have on the Company's income statement presentation, operating results or financial position.

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

         Not applicable

Item 5:  Other Information

         Not applicable

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27 -     Financial Data Schedule

(b)      Reports on Form 8-K:

         None.

 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on November 10, 2000.

                          CORE-MARK INTERNATIONAL, INC.



                          By        /s/ Leo F. Korman
                               -----------------------------------
                          Leo F. Korman, Senior Vice President and
                          Chief Financial Officer