Form 10-K405
period 2000-12-31
CORE MARK INTERNATIONAL INC
filed 2001-03-29
CIK 1024726

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of February 28, 2001, all of the Registrant's voting stock was held by affiliates of the Registrant. (See Item 12.)

     Registrant's Common Stock outstanding at February 28, 2001 was 5,500,000 shares.

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

                                     PART I

ITEM 1.           BUSINESS

GENERAL

     The Company, with net sales of over $3.0 billion in 2000, is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The Company's principal customers include traditional and petroleum convenience stores, grocery stores, drug stores, mass merchandisers and liquor stores. The Company offers its customers a wide variety of products including cigarettes, candy, snacks, fast food, groceries, health and beauty care products and other general merchandise.

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

     PRODUCTIVITY ENHANCEMENT PROGRAMS. During the past five years, the Company has devoted a significant portion of its capital spending to a variety of productivity enhancement programs. These productivity enhancement programs include: (i) BOSS, a batch order selection system that increases the efficiency and reduces the cost of full-case order fulfillment; (ii) Pick-to-Light, a paperless picking system that reduces the travel time for the selection of less-than-full-case order fulfillment; (iii) Radio Frequency, a hand-held wireless computer technology that eliminates paperwork and updates receiving inventory levels and stocking requirements on a real-time basis; (iv) Checker Automation, an on-line order verification system that has significantly reduced labor costs by automating inspection of order accuracy; and (v) fleet management tools such as on board computers and Roadshow, a software program that optimizes the routing of customer deliveries. The Company intends to continue to pursue cost reductions by completing the roll-out of some of these and other programs.

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

PRODUCTS DISTRIBUTED

     The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. Cigarette net sales constituted approximately 72% of the Company's total net sales in 2000.

     CIGARETTE PRODUCTS

     The Company offers substantially all brands of cigarettes from all of the major manufacturers, including national premium labels such as Marlboro, Winston and Player; discount labels such as Viceroy, Basic, GPC and Doral; and deep discount labels such as the Company's private label brand, Best Buy(R), as well as Best Value and Monarch.

     FOOD AND NON-FOOD PRODUCTS

     The Company offers its customers a wide variety of food and non-food products (approximately 33,000 stock keeping units (SKU's)), including candy, snacks, fast food, groceries, non-alcoholic beverages, health and beauty care products and general merchandise. The Company's strategy is to offer its convenience retail store customers a variety of food and non-food products at reasonable prices in flexible quantities.

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

CUSTOMERS

     The Company's current customer base is comprised of a wide range of retailers, including traditional and petroleum convenience stores, grocery stores, drug stores, mass-merchandisers and liquor stores. The Company also provides services to hotel gift shops, military bases, correctional facilities, college bookstores, movie theaters and video rental stores. In 2000, the Company's largest customer accounted for 4.1% of net sales, and the Company's ten largest customers accounted for approximately 25% of net sales. As a result of its size and geographic coverage, the Company supplies a number of regional and national chain corporations and, therefore, is able to distribute products to all or substantially all of such customers' individual store locations in the Company's market area.

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

SUPPLIERS AND MANUFACTURERS

     The Company purchases products for resale to its customers from approximately 2,200 suppliers and manufacturers located throughout the United States and Canada. Although the Company purchases cigarette and tobacco products from all major United States and Canadian manufacturers, approximately 36%, 14%, 9% and 7% of the Company's net sales in 2000 were derived from products purchased by the Company from Philip Morris, R.J. Reynolds, Imperial Tobacco and Brown & Williamson, respectively. No other supplier's products represented more than 10% of net sales. In addition, Philip Morris manufactures the Company's private label Best Buy(R) cigarettes. The loss of or a major change in the Company's relationships with any of these manufacturers or in any of their structured incentive programs (see Cigarette Products, below) could have a material adverse effect on the Company's financial position or results of operations.

     The Company generally has no long-term purchase agreements (other than for Best Buy(R) products) and buys substantially all its products as needed.

     CIGARETTE PRODUCTS

     The Company controls major purchases of cigarettes centrally in order to minimize inventory levels. Daily replenishment of cigarette inventory and brand selection is controlled by the local division based on demands of the local market. The U.S. cigarette manufacturers charge all wholesale customers the same price for national brand cigarettes regardless of volume purchased. However, cigarette manufacturers do offer certain structured incentive programs (including Philip Morris' Leaders Program and R.J. Reynolds' Partners Program) to wholesalers instead of the routine allowances associated with non-cigarette products. These programs are based upon, among other things, manufacturers' share of sales, and often include performance-based criteria related to the quality of the Company's efforts to keep certain brands and volumes of cigarettes on the retail shelves.

     FOOD PRODUCTS

     Food products (other than frozen foods) are purchased directly from manufacturers by buyers in each of the Company's geographic regions. Management believes that decentralized purchasing of food products results in higher service levels, improved product availability tailored to individual markets and reduced inventory investment. Although each region has individual buyers, the Company negotiates corporate pricing where possible to maximize purchasing power.

     The Company's Artic Cascade division, a consolidated frozen warehouse, purchases frozen foods for all of the Company's United States divisions. By consolidating the frozen food purchases, the Company is able to obtain such products at lower cost. Buying in one location also allows the Company to offer a wide selection of quality products to retailers at more competitive prices.

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

     The Company also competes with wholesale clubs and certain retail stores whose sales are primarily cigarettes, characterized by high volumes and very aggressive pricing. These competitors have become a factor in the industry within recent years, particularly in California markets. The wholesale clubs have been aggressive in their pricing of cigarettes and candy, and wholesalers have been forced to reduce margins to compete in densely populated markets with a large number of wholesale clubs. Wholesale clubs generally require the convenience store owner to take the time to travel, to shop at their location, pay cash and choose from a very limited selection. They also provide none of the merchandising support that the Company routinely offers. Consequently, national chains do not routinely purchase product at the wholesale clubs.

     The principal competitive factors in the Company's business include price, customer order fill rates, trade credit and the level and quality of value-added services offered. Management believes the Company competes effectively by offering a full product line, flexible delivery schedules, competitive prices, high levels of customer service and an efficient distribution network.

EMPLOYEES

     As of December 31, 2000, the Company had 2,582 employees.

     The Company is a party to local collective bargaining agreements with the International Brotherhood of Teamsters covering clerical, warehouse and transportation personnel at its facilities in Hayward, California, which expires on January 15, 2003, and covering warehouse and transportation personnel in Las Vegas, Nevada, which expires on March 31, 2002. The Company is party to a collective bargaining agreement with United Food Commercial Workers covering warehouse and transportation personnel in Calgary, Alberta, which expires on August 31, 2001. The Company is a party to a collective bargaining agreement with Industrial Wood and Allied Workers of Canada covering warehouse personnel in Victoria, British Columbia, which expires April 5, 2002. These agreements cover an aggregate of less than 10% of the Company's employees.

     Management believes that the Company's relations with its employees are good.

ITEM 2.           PROPERTIES

     The Company does not own any real property. The principal executive offices of the Company are located in South San Francisco, California, and consist of approximately 22,000 square feet of leased office space. In addition, the Company leases approximately 23,000 square feet in Vancouver, British Columbia for its Canadian regional corporate, tax and information technology departments and 7 small offices for use by sales personnel in certain parts of the United States and Canada. The Company also leases its 19 distribution facilities, 15 of which are located in the western United States and four in western Canada. Each distribution facility is equipped with modern equipment (including freezers and coolers at 18 facilities) for receiving, stocking, order selection and shipping a large volume of customer orders. The Company believes that it currently has sufficient capacity at its distribution facilities to meet its anticipated needs and that its facilities are in satisfactory condition.

     The Company's leases expire on various dates between 2001 and 2010, and in many instances give the Company renewal options. The aggregate rent paid in connection with the Company's distribution facilities, regional sales offices and corporate and administrative offices was approximately $7.5 million in 1999 and $8.0 million in 2000. The Company's distribution facilities range from 28,000 to 194,000 square feet and account for approximately 1.8 million square feet in aggregate. Management believes that the Company's current utilization of warehouse facilities is approximately 70% to 80% in the aggregate.

ITEM 3.           LEGAL PROCEEDINGS

REGULATORY AND LEGISLATIVE MATTERS

     Manufacturers and distributors of cigarettes and other tobacco products are currently facing a number of significant issues that effect the business environment in which they operate including proposed additional governmental regulation; actual and proposed excise tax increases (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Impact of Tobacco Taxes"); increased litigation involving health and other effects of cigarette smoking and other uses of tobacco; and potential litigation by the U.S. Department of Justice to recover federal Medicare costs allegedly connected to smoking. The tobacco industry is also currently subject to significant regulatory restrictions, such as the requirement that product packages display warning labels, a prohibition on television and radio advertising and prohibitions on sales to minors.

     In August 1996, the United States Food and Drug Administration (the "FDA") determined that it had jurisdiction over cigarettes and smokeless tobacco products and issued regulations restricting the sale, distribution and advertising of cigarettes and smokeless tobacco products, especially to minors. The FDA regulations are significant not only because of their substance, but also because the FDA determined that it has jurisdiction over cigarettes and smokeless tobacco as "combination products having both a drug component, including nicotine, and device components." The regulations regulate such products as "devices." The major U.S. tobacco manufacturers challenged the jurisdiction of the FDA to regulate tobacco products as "drugs" or "devices" and in April 1997 the U.S. District Court for the Middle District of North Carolina held that the FDA could impose restrictions on access to and labeling of tobacco products, but did not have authority to restrict the promotion and advertisement of such products. The court stayed implementation of the FDA regulations except for those establishing a federal minimum age of 18 for the sale of tobacco products and requiring proof of age for anyone under the age of 27. On August 14, 1998, however, the United States Court of Appeals for the Fourth Circuit reversed the decision of the District Court, finding that the FDA lacked statutory authority to regulate tobacco products altogether. The FDA's petition for review was granted by the Supreme Court, and on March 21, 2000, the Supreme Court ruled 5-4 that the FDA did not have authority to regulate tobacco products.

     In response to the Supreme Court ruling, legislation has recently been introduced in Congress that would grant authority to the FDA to regulate tobacco products. One cigarette manufacturer expressed interest in such legislation but the remaining companies have stated their opposition. It is unlikely that legislation giving the FDA authority to regulate tobacco products will pass during the year 2001, but the prospects for similar legislation in the future is uncertain.

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

     In light of the failure of the national settlement legislation, in November 1998, 46 states, five territories and the District of Columbia entered into a settlement of approximately $250 billion with four major tobacco companies to resolve litigation over smoking-related costs incurred by state Medicaid programs. The settlement - which takes effect in each settling jurisdiction when the courts in each such jurisdiction enter a final consent decree and any appeals of such decree are disposed of or become time-barred - allows for payment of the agreed sum by the cigarette manufacturers over 25 years, settles the state and territory health-care claims against the tobacco industry and imposes a number of new marketing, advertising, sales and other restrictions on tobacco products.

     Included in the terms of the settlement are conditions that tobacco companies participating in the settlement may not: target youth in the advertising, promotion or marketing of tobacco products (including the use of cartoons in such promotion); use tobacco brand names to sponsor concerts, athletics events or other events in which a significant percentage of the audience is under 18 years of age; advertise products in conspicuous places outdoors (such as billboards) or on transit vehicles; merchandise a tobacco brand name through the marketing, distribution or sale of apparel or other merchandise; provide free samples of tobacco products in any area except an adults-only facility; distribute or sell cigarettes in pack sizes of less than 20; or lobby state legislatures on certain anti-tobacco initiatives (such as limitations on youth access to vending machines). These provisions took effect by April 23, 1999.

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

     On September 22, 1999, the U.S. Department of Justice filed "an action to recover health care costs paid for and furnished...by the federal government for lung cancer, heart disease, emphysema and other tobacco-related illnesses caused by the fraudulent and tortious conduct of..." the major tobacco manufacturers. The defendant companies announced that they would fight the litigation, and on December 27, 1999 moved to dismiss the government's complaint. On September 28, 2000, the U.S. District Court for the District of Columbia dismissed some of the government's claims but allowed the case to precede on two "civil RICO" grounds, on which all parties have filed procedural motions that the court continues to review. If the Justice Department prevails in the litigation, or if the litigation is settled, there can be no assurance that the litigation will not result in increased cigarette prices and/or a material reduction of the consumption of tobacco products in the United States; such circumstances could have a material adverse affect on the Company's business and financial position.

     In addition, proposals have been made in Congress in recent years to require additional warning notices on tobacco products, to disallow advertising and promotional expenses as deductions under federal tax law and to further regulate the production and distribution of cigarettes and smokeless tobacco. While neither the FDA regulations, the state Medicaid litigation settlement, nor recent legislation would impose restrictions on the sale of cigarettes and smokeless tobacco products to adults, there can be no assurance such restrictions will not be proposed in the future or that any such proposed legislation or regulations would not result in a material reduction of the consumption of tobacco products in the United States or would not have a material adverse effect on the Company's business and financial position.

     On July 14, 2000, a Florida state court jury awarded $145 billion in punitive damages against the major U.S. tobacco companies to a class of Florida smokers who allegedly died or became ill due to cigarette smoking. The tobacco companies have moved to set aside the award and remove the case to federal court. On November 3, 2000, U.S. District Judge Ursula Ungaro - Benages of the Southern District of Florida denied the defendants motion to remove the case to federal court. The $145 billion judgment was returned to the state court for further proceedings. On November 6, 2000, the Florida state court denied the defendants' motion to set aside the punitive damage award and rejected the tobacco companies request for a new trial. The tobacco companies appealed the judgment. The appeal is pending in the Third District Court of Appeals, 11th and 16th Circuits, in Miami, Florida.

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

LEGAL MATTERS

     As previously mentioned, in November 1999, the Company was named in two separate law suits filed in State Court in New Mexico by two individual plaintiffs. The other defendants include the principal U.S. tobacco manufacturers, as well as other distributors. The complaints seek compensatory and punitive damages or injuries allegedly caused by the use of tobacco products.

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





ITEM 6.                           SELECTED HISTORICAL
                      CONSOLIDATED FINANCIAL AND OTHER DATA

     The following table sets forth selected historical consolidated financial and other data for the Company. The historical financial data as of the end of and for each year in the five year period ended December 31, 2000 have been derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all contained elsewhere in this Form 10-K.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                               SELECTED HISTORICAL
                      CONSOLIDATED FINANCIAL AND OTHER DATA

                                                               Year Ended December 31,
                                                                   (in thousands)

                                           ----------------------------------------------------------------
                                               1996         1997         1998         1999           2000
                                           ----------   ----------    ----------   ----------    ----------

Statement of Income Data:

     Net sales (a).......................  $2,175,367   $2,395,867    $2,476,376   $2,838,107    $3,035,379
     Costs of goods sold (b).............   2,017,654    2,216,162     2,295,659    2,643,069     2,840,334
                                           ----------   ----------    ----------   ----------    ----------
     Gross profit (b)....................     157,713      179,705       180,717      195,038       195,045
     Operating and administrative
         expenses........................     130,493      148,902       150,977      155,128       160,143
                                           ----------   ----------    ----------   ----------    ----------
     Operating income (b)................      27,220       30,803        29,740       39,910        34,902
     Interest expense, net...............       9,916       18,181        15,402       12,696        12,852
     Amortization of debt
            refinancing costs (c)........       1,319        1,498         2,204        1,274         1,274
                                           ----------   ----------    ----------   ----------    ----------
     Income before income taxes
         and extraordinary item..........      15,985       11,124        12,134       25,940        20,776
     Income tax expense (d)..............       6,941        4,834         4,925        5,740         9,721
                                           ----------   ----------    ----------   ----------    ----------
     Income before extraordinary item....       9,044        6,290         7,209       20,200        11,055
     Extraordinary item, net of tax (e)..      (1,830)          --            --           --            --
                                           ----------   ----------    ----------   ----------    ----------
     Net income (b)......................  $    7,214   $    6,290    $    7,209   $   20,200    $   11,055
                                           ==========   ==========    ==========   ==========    ==========

Other Data:

     EBITDAL (f).........................  $   35,169   $   41,597    $   56,419   $   53,493    $   50,129
     Cash provided by (used in):
         Operating activities............      26,621       17,547         5,933       40,781        (1,925)
         Investing activities............      (6,079)     (30,739)       (5,311)      (6,575)       (7,620)
         Financing activities............     (18,972)       3,549         9,533      (42,789)       21,282
     Depreciation and amortization (g)...       6,573        7,528         8,065        7,912         8,911
     LIFO expense (b)....................       1,376        3,266        18,614        5,671         6,316
     Capital expenditures................       6,079        9,378         5,311        6,575         7,620



                                                                 As of December 31,
                                                                   (in thousands)
                                           ---------------------------------------------------------------
                                               1996         1997         1998         1999           2000
                                           ----------   ----------    ----------   ----------   ----------

Balance Sheet Data:

     Total assets.......................   $  329,036   $  336,580    $  359,390   $  350,068    $ 374,876
     Total debt, including current
         maturities.....................      193,463      197,012       208,124      165,335      186,617








    See Notes to Selected Historical Consolidated Financial and Other Data.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                    NOTES TO SELECTED HISTORICAL CONSOLIDATED
                            FINANCIAL AND OTHER DATA

(a) In February 1997, the Company completed an acquisition which added approximately $136 million in net sales for the year ended December 31, 1997.

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

(d) Prior to 1999, the Company had a significant valuation allowance that reduced certain deferred tax assets, based upon management's assessment that it was more likely than not that these deferred tax assets would not be realized. However, as a result of the Company's strong earnings history, in 1999 management concluded that the tax benefits related to future deductions, including net operating loss carryforwards, were more likely than not to be realized. Therefore, in 1999, the Company recorded a $6.2 million decrease in its valuation allowance, which resulted in a one-time reduction of its tax rate of approximately 24%.

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

GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the year ended December 31, 2000, approximately 72%, 19% and 9% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.

     See Item 3. "Legal Proceedings - Regulatory and Legislative Matters" and "Impact of Tobacco Taxes" for information on the current business and legal environment in the tobacco industry.

     The Company's business strategy has included, and continues to include, increasing sales of higher margin, non-tobacco products, a strategy which is intended to lessen the impact of potential future declines in unit sales and profitability of its tobacco distribution business.

     During the most recent five-year period, the Company's sales of cigarettes were (in thousands):


      FOR THE YEAR ENDED
          DECEMBER 31,                               NET SALES       CARTONS
          ------------                               ---------       -------

             1996                                   $1,505,744       90,897
             1997                                    1,603,362       92,368
             1998                                    1,671,860       87,951
             1999                                    1,989,890       78,972
             2000                                    2,174,700       80,468


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

     During periods of price inflation in the Company's product lines, the LIFO methodology generally results in higher expenses being charged to cost of goods sold ("LIFO expense") while lower costs are retained in inventories.
Historically, increases in the Company's cost of cigarettes resulted from a combination of cost increases by cigarette manufacturers and increases in federal and state excise taxes. In 1998, 1999 and 2000, LIFO expense of $18.6 million, $5.7 million and $6.3 million, respectively, is primarily the result of increases in cigarette prices.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     NET SALES. Net sales for 2000 were $3,035.4 million, an increase of $197.3 million or 7.0% over 1999. The increase in net sales was due to higher net sales in both cigarettes and food and non-food products.

     Net sales of cigarettes for 2000 were $2,174.7 million, an increase of $184.8 million or 9.3% over 1999. The Company's total cigarette unit sales for 2000 were 80.5 million cartons, an increase of 1.5 million cartons or 1.9% from 1999. The increase in net sales dollars of cigarettes was principally due to increases in manufacturers' list prices, which have been passed on to the

Company's customers in the form of higher prices, and an increase in carton sales. The increase in the Company's carton sales was attributable to an increase in the U.S. of 1.9 million cartons or 2.8%, offset by a decrease in Canada of 0.4 million cartons or 2.6%. The Company believes the increase in U.S. carton sales was attributable both to increased volume with new and existing customers and a reduction in cigarette distribution among grey market suppliers (resellers of cigarettes intended for international markets but sold in the United States) as a result of the passage of California bill SB702. This bill, passed in October 1999 made it illegal to affix state tax stamps to grey market cigarettes.

     Net sales of food and non-food products in 2000 were $860.7 million, an increase of $12.5 million or 1.5% over 1999. The increase occurred primarily in retail beverage sales, which increased $7.1 million or 8.8% and fast food non-cigarette sales, which increased $6.5 million or 5.9%, offset by a decrease in cigar and non-cigarette tobacco sales of $8.0 million or 5.4%.

     GROSS PROFIT. Gross profit for 2000 was $195.0 million, the same as 1999. The gross profit margin in 2000 decreased slightly to 6.4% of net sales as compared to 6.9% of net sales in 1999. The decline in overall gross profit margin was primarily due to an increase in the wholesale cost of cigarettes over the past year. Gross profit margins on cigarettes are significantly lower than the margins on food and non-food products, and the much faster growth in cigarette revenues caused the overall reduction in margins. In addition gross profit margins on food and non-food products declined slightly.

     The Company recognized LIFO expense of $6.3 million in 2000, as compared to $5.7 million in 1999. The majority of the Company's LIFO expense is the result of price increases in the domestic cigarette categories. In 2000, in the U.S., the wholesale price of cigarettes increased by $3.30 per carton, as compared to $1.80 per carton in 1999. The impact of LIFO expense on the financial statements in 2000 and 1999, which was primarily caused by the increase in the price of cigarettes, was largely offset by profits resulting from such price increases.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for 2000 were $160.1 million, an increase of $5.0 million or 3.2% over 1999. However, such expenses in 2000 decreased to 5.3% of net sales as compared to 5.5% for 1999. The decline in operating expenses as a percent of net sales is the result of the Company continuing to exert tight control over expenses.

     OPERATING INCOME. As a result of the foregoing factors, operating income for 2000 was $34.9 million, a decrease of $5.0 million or 12.5% compared to 1999. As a percentage of net sales, operating income for 2000 was 1.1%, as compared to 1.4% in 1999.

     NET INTEREST EXPENSE. Net interest expense for 2000 was $12.9 million, an increase of $0.2 million or 1.2% from 1999. This was the result of an increase in market rates, offset by a decrease in the Company's average debt levels.

     INCOME TAXES. The tax rate on income increased to 46.8% in 2000 from 22.1% in 1999. The increase in 2000 was primarily due to a lower than normal tax rate on income in 1999. In fiscal 1999 the low tax rate was primarily attributable to a $6.2 million reduction in the Company's income tax valuation allowance recorded during the year due to changes in factors affecting the realizability of the Company's deferred tax assets. Prior to 1999, the Company had a significant valuation allowance that reduced certain deferred tax assets, based upon management's assessment that it was more likely than not that these deferred tax assets would not be realized. However, as a result of the Company's strong earnings history, in 1999 management concluded that the tax benefits related to future deductions, including net operating loss carryforwards, were more likely than not to be realized. Therefore, in 1999, the Company recorded a $6.2 million decrease in its valuation allowance, which resulted in a one-time reduction of its tax rate of approximately 24%.

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

The decrease in carton sales occurred both in the U.S., which declined by 8.7 million cartons or 11.7% and Canada, which declined by 0.3 million cartons or 2.4%. In the U.S. the decrease in carton sales occurred primarily in California, which declined by 8.3 million cartons or 21.3%. Outside of California, carton sales decreased 1.0%. In addition to increased price competition, the California market, which is generally the most price competitive market in which the Company operates, has been significantly affected by sales of cigarettes originally intended for export, but which are reintroduced into the domestic market (known in the industry as "grey market" cigarettes). Although "grey market" cigarettes are produced by the major tobacco companies, the product is intended for export only, and traditional wholesalers, like the Company, are prohibited from acquiring and selling these products by the manufacturers who produce them. These "grey market" cigarettes sell for substantially less than cigarettes intended for domestic sale, and the Company has lost volume because of these products. However, in October 1999, the California Legislature passed and the governor signed, bill SB702, which made it illegal to affix state tax stamps to grey market cigarettes.

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

     On a daily basis, collections related to sold receivables are administered by the Company acting as servicer, pursuant to a servicing agreement. Pursuant to supplements to the pooling agreement, certificate holders' accrued interest expense and other securitization expenses are reserved out of daily collections, before such remaining collections are returned to the Company by the SPC to pay for the SPC's purchase of newly originated receivables from the Company. The revolving period of the securitization expires in January 2003, or earlier if an early amortization event, as defined in the pooling agreement, occurs. The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class
B) above the Eurodollar Rate, which was 6.56% as of December 31, 2000. The interest rate on the variable certificates is 0.25% above the commercial paper rate (as defined in the securitization agreement), which was 6.5% as of December 31, 2000.

     In connection with the securitization of accounts receivable, the Company amended its Revolving Credit Facility. The amendment reduced the available credit facility from $175 million to $120 million, reduced its interest rates from 1.5% to 1.0% above the Prime Rate, and from 2.5% to 2.0% above the Eurodollar Rate, as defined in the amendment, and extended the maturity through April, 2003. As a result of this modification, the Company wrote off $0.9 million of unamortized refinancing costs relating to the Revolving Credit
Facility in the second quarter of 1998. Based on certain criteria in the Revolving Credit Facility, the Company further reduced its interest rates effective October 1, 1998 to 0.75% above the Prime Rate and 1.75% above the Eurodollar Rate and again effective March 16, 1999, to 0.25% above the Prime Rate, and 1.25% above the Eurodollar Rate, which are the rates in effect at December 31, 2000. The bank's Prime Rate and Eurodollar Rate was 9.5% and 6.56%, respectively, at December 31, 2000.

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

     In November 1998, the four largest U.S. cigarette manufacturers and the state attorneys general of almost all of the fifty states, agreed to a multi-billion dollar settlement over public health costs connected to smoking (See Item 3. "Legal Proceedings - Regulatory and Legislative Matters"). As a direct result of this settlement, the cigarette manufacturers raised the wholesale price of cigarettes by $4.50 per carton, effective November 24, 1998, in order to cover initial costs of the settlement, bringing the total per-carton price increase in the U.S. in 1998 to $6.35. In addition, the U.S. cigarette manufacturers have raised the wholesale price of cigarettes by $1.80 per carton in 1999 and $3.30 per carton in 2000. These manufacturer price increases resulted in an increase in inventories and trade accounts receivable for the Company, and correspondingly higher debt and interest levels. The Company believes that it will be able to adequately finance the corresponding increase in working capital requirements relating to its existing business under its current credit facilities. At current levels of business activity, the Company has substantial excess borrowing capacity under its current credit facilities.

However, if manufacturers' price increases or federal excise tax increases (over and above currently enacted increases) continue to sharply escalate, or if payment terms for state and provincial taxes were adversely changed (see "Impact of Tobacco Taxes"), the Company might be required to seek additional financing in order to meet such higher working capital requirements.

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

     The Company's debt obligations totaled $186.6 million at December 31, 2000, an increase of $21.3 million or 12.9% from $165.3 million at December 31, 1999. As of December 31, 2000, the amount outstanding under the Revolving Credit
Facility was $26.6 million; an additional $81.3 million, after taking into account the borrowing base, was available to be drawn. In addition, the amount outstanding under the Accounts Receivable Facility was $85.0 million as of December 31, 2000. The net increase in outstanding debt is due primarily to an increase in working capital funding requirements, and to a lesser extent, a decrease in net cash provided from operating activities in 2000. Debt requirements are generally the highest at December 31 when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. In 2000, net cash used in operating activities was $1.9 million as compared net cash provided by operating activities of $40.8 million in 1999. The decrease in operating cash flow in 2000, as compared to 1999, was primarily the result of increases in net working capital requirements, and to a lesser extent, lower earnings in 2000. In 2000, inventory and accounts receivable increased primarily due to the increase in U.S. wholesale cigarette prices. In 1999, the Company realized higher cigarette taxes payable principally from a $5.00 per carton increase in cigarette taxes in California on January 1, 1999. In 1998, accounts receivable and inventories were heavily impacted by significant changes in the wholesale price of cigarettes during the year.

     The Company made capital expenditures of $7.6 million in 2000. In 2001, the Company estimates it will spend approximately $8.7 million for capital requirements, principally consisting of warehouse facilities and other equipment.

IMPACT OF TOBACCO TAXES

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. During 2000, such taxes on cigarettes represented approximately 24% of cigarette net sales in the U.S. and 44% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

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

NEW ACCOUNTING PRONOUNCEMENTS

     See Note 2 "Summary of Significant Accounting Policies" included in the Notes to the Consolidated Financial Statements contained elsewhere in this Form 10-K.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major risk exposure is changes in short-term interest rates on its domestic variable rate debt. Depending upon the borrowing option chosen, the variable rate debt is based upon either the bank's Prime Rate, the Eurodollar Rate, or the Commercial Paper rate, plus an applicable margin over one of these base rates. If interest rates on existing variable rate debt rose 66 basis points (which approximates 10%), the Company's results from operations and cash flows would not be materially affected.

     The Company conducts business in Canada. However, changes in the U.S./Canadian exchange rate had no material impact on the overall results of the Canadian operation, as virtually all revenues and expenses of such operations are Canadian dollar based.

                                      -16

ITEM 8.                           FINANCIAL STATEMENTS

                                                                            Page

     Independent Auditors' Report..........................................   18

     Consolidated Balance Sheets as of December 31, 1999 and 2000..........   19

     Consolidated Statements of Income for the years ended December 31,
     1998, 1999 and 2000...................................................   20

     Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1998, 1999 and 2000......................................   21

     Consolidated Statements of Cash Flows for the years ended December 31,
     1998, 1999 and 2000...................................................   22

     Notes to Consolidated Financial Statements............................   23

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
CORE-MARK INTERNATIONAL, INC.:

     We have audited the accompanying consolidated balance sheets of Core-Mark International, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule of the Company listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Core-Mark International, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                            /S/ Deloitte & Touche LLP

SAN FRANCISCO, CALIFORNIA
FEBRUARY 22, 2001

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                            (IN THOUSANDS OF DOLLARS)

                                                                                  1999              2000
                                                                                --------          --------
ASSETS
------

Current assets:
     Cash .................................................................     $ 17,279           $28,129
     Receivables:
         Trade accounts, less allowance for doubtful
              accounts of $2,320 and $2,660, respectively..................      104,983           109,594
         Other.............................................................       15,287            17,055
     Inventories, net of LIFO allowance of $40,003 and
         $46,319, respectively.............................................      109,139           111,983
     Prepaid expenses and other............................................        5,921             7,694
                                                                                --------           -------

         Total current assets..............................................      252,609           274,455

Property and equipment:
     Equipment.............................................................       57,036            61,816
     Leasehold improvements................................................        9,660            11,138
                                                                                --------           -------

                                                                                  66,696            72,954
     Less accumulated depreciation and amortization........................      (37,277)          (41,888)
                                                                                --------           -------

         Net property and equipment........................................       29,419            31,066

Other assets  .............................................................        5,642             9,588
Goodwill, net of accumulated amortization of
     $21,458 and $23,540, respectively.....................................       62,398            59,767
                                                                                --------           -------

Total assets...............................................................     $350,068          $374,876
                                                                                ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Trade accounts payable................................................     $ 51,093          $ 51,791
     Cigarette and tobacco taxes payable...................................       59,975            52,933
     Income taxes payable..................................................        3,932             3,476
     Deferred income taxes.................................................        4,851             3,759
     Other accrued liabilities.............................................       31,073            31,851
                                                                                --------           -------

         Total current liabilities.........................................      150,924           143,810

Long-term debt.............................................................      165,335           186,617
Other accrued liabilities and deferred income taxes........................        7,859             8,591
                                                                                --------           -------

     Total liabilities.....................................................      324,118           339,018

Commitments and contingencies

Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding...........................           55                55
     Additional paid-in capital............................................       26,121            26,121
     Retained earnings.....................................................        5,123            16,178
     Accumulated comprehensive loss:
         Cumulative currency translation adjustments.......................       (2,949)           (3,836)
         Additional minimum pension liability..............................       (2,400)           (2,660)
                                                                                --------           -------

     Total shareholders' equity............................................       25,950            35,858
                                                                                --------           -------

     Total liabilities and shareholders' equity............................     $350,068          $374,876
                                                                                ========          ========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                            (IN THOUSANDS OF DOLLARS)

                                                              1998                 1999               2000
                                                           ----------          ----------          ----------

Net sales............................................      $2,476,376          $2,838,107          $3,035,379
Cost of goods sold...................................       2,295,659           2,643,069           2,840,334
                                                           ----------          ----------          ----------

      Gross profit...................................         180,717             195,038             195,045

Operating and administrative expenses................         150,977             155,128             160,143
                                                           ----------          ----------          ----------
      Operating income...............................          29,740              39,910              34,902

Interest expense, net................................          15,402              12,696              12,852
Amortization of debt refinancing costs...............           2,204               1,274               1,274
                                                           ----------          ----------          ----------

      Income before income taxes.....................          12,134              25,940              20,776

Income tax expense...................................           4,925               5,740               9,721
                                                           ----------          ----------          ----------

Net income...........................................      $    7,209          $   20,200          $   11,055
                                                           ==========          ==========          ==========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                             RETAINED   ACCUMULATED
                                                               ADDITIONAL    EARNINGS    OTHER           TOTAL
                                                COMMON STOCK     PAID-IN  (ACCUMULATED  COMPREHENSIVE SHAREHOLDERS' COMPREHENSIVE
                                             SHARES    AMOUNT    CAPITAL     DEFICIT)    INCOME (LOSS)   EQUITY       INCOME
                                             ------    ------    -------     --------    -------------   ------       ------

Balance, December 31, 1997.................  5,500,000    $55     $26,121     $(22,286)     $(4,926)     $(1,036)

Net income................. ...............         --     --          --        7,209           --        7,209      $ 7,209
Additional minimum pension liability.......         --     --          --           --         (965)        (965)        (965)
Foreign currency translation adjustments ..         --     --          --           --       (1,346)      (1,346)      (1,346)
                                             ---------   ----     -------     --------      -------      -------      -------

Balance, December 31, 1998.................  5,500,000     55      26,121      (15,077)      (7,237)       3,862      $ 4,898
                                                                                                                      =======

Net income.................                         --     --          --       20,200           --       20,200      $20,200
Additional minimum pension liability.......         --     --          --           --          612          612          612
Foreign currency translation adjustments...         --     --          --           --        1,276        1,276        1,276
                                             ---------   ----     -------     --------      -------      -------      -------

Balance, December 31, 1999.................  5,500,000     55      26,121        5,123       (5,349)      25,950      $22,088
                                                                                                                      =======

Net income.................................         --     --          --       11,055           --       11,055      $11,055
Additional minimum pension liability.......         --     --          --           --         (260)        (260)        (260)
Foreign currency translation adjustments...         --     --          --           --         (887)        (887)        (887)
                                             ---------   ----     -------     --------      -------      -------      -------

Balance, December 31, 2000.................  5,500,000    $55     $26,121     $ 16,178      $(6,496)     $35,858      $ 9,908
                                             =========   ====     =======     ========      =======      =======      =======




























       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.
                                      -21-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                            (IN THOUSANDS OF DOLLARS)

                                                                                   1998            1999             2000
                                                                                ---------       ---------        ---------

CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Net income.............................................................         $   7,209      $   20,200        $  11,055
    Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
         LIFO expense..................................................            18,614           5,671            6,316
         Amortization of goodwill......................................             2,082           2,083            2,082
         Depreciation and amortization.................................             5,983           5,829            6,829
         Amortization of debt refinancing fees.........................             2,204           1,274            1,274
         Deferred income taxes.........................................            (1,183)         (2,828)            (916)
         Other.........................................................               (71)           (683)           1,170
    Changes in operating assets and liabilities:
         Increase in trade accounts receivable.........................            (7,760)           (260)          (5,537)
         (Increase) decrease in other receivables......................                76          (2,554)          (1,886)
         Increase in inventories.......................................           (29,151)         (1,131)         (10,010)
         (Increase) decrease in prepaid expenses and other.............            (1,236)            319           (8,112)
         Increase (decrease) in trade accounts payable.................            (1,007)          1,554            1,221
         Increase (decrease) in cigarette and tobacco taxes payable....             2,726          13,931           (6,389)
         Increase (decrease) in other accrued
               liabilities and income taxes payable....................             7,447          (2,624)             978
                                                                                ---------       ---------        ---------

Net cash provided by (used in) operating activities....................             5,933          40,781           (1,925)
                                                                                ---------       ---------        ---------

INVESTING ACTIVITIES:

    Additions to property and equipment................................            (5,311)         (6,575)          (7,620)
                                                                                ---------       ---------        ---------
Net cash used in investing activities..................................            (5,311)         (6,575)          (7,620)
                                                                                ---------       ---------        ---------

FINANCING ACTIVITIES:

    Net borrowings (payments) under revolving credit agreement.........           (62,888)        (48,789)          16,282
    Debt refinancing fees..............................................            (1,579)             --               --
    Net proceeds from securitization of trade accounts receivable......            74,000           6,000            5,000
                                                                                ---------       ---------        ---------
    Net cash provided by (used in) financing activities................             9,533         (42,789)          21,282
                                                                                ---------       ---------        ---------

Effects of changes in foreign exchange rates...........................              (850)          1,276             (887)
                                                                                ---------       ---------        ---------

Increase (decrease) in cash............................................             9,305          (7,307)          10,850
Cash, beginning of year................................................            15,281          24,586           17,279
                                                                                ---------       ---------        ---------

CASH, END OF YEAR                                                               $  24,586       $  17,279        $  28,129
                                                                                =========       =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the year for:
      Interest.........................................................         $  15,201       $ 12,451         $ 12,354
      Income taxes.....................................................             4,523          7,305           11,159




       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

1. ORGANIZATION AND FORM OF BUSINESS

     Core-Mark International, Inc. and subsidiaries (the "Company") is a full-service wholesale distributor of tobacco, food and other consumer products to convenience stores, grocery stores, mass merchandisers and liquor and drug stores in western North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

     These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes any differences resulting from estimates will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated.

         FOREIGN CURRENCY

     Assets and liabilities of the Company's Canadian operations are translated at exchange rates in effect at year-end. Income and expenses are translated at average rates for the year. Adjustments resulting from such translation are included in cumulative currency translation adjustments in other comprehensive income (loss), a separate component of shareholders' equity.

         EXCISE TAXES

     State and provincial excise taxes paid by the Company on cigarettes were $466.8 million, $583.5 million and $597.5 million, for the years ended December 31, 1998, 1999 and 2000, respectively, and are included in net sales and cost of goods sold.

         INVENTORIES

     Inventories are valued at the lower of cost or market. In the United States, cost is determined on a last-in, first-out (LIFO) basis using Producer Price Indices as determined by the Department of Labor and Statistics. Under LIFO, current costs of goods sold are matched against current sales. Inventories in Canada amount to $24.2 million and $18.6 million at December 31, 1999 and 2000, respectively, and are valued on a first-in, first-out (FIFO) basis.

     During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. An increase in cost of goods sold and a decrease in inventories of $18.6 million, $5.7 million and $6.3 million resulted from using the LIFO method for the years ended December 31, 1998, 1999 and 2000, respectively.

     Vendor allowances and credits that relate to the Company's buying and merchandising activities are recognized as a reduction of cost of goods sold as earned.

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

         GOODWILL

     Goodwill, which is the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a forty-year period. Amortization expense for each of the years ended December 31, 1998, 1999 and 2000 was $2.1 million.

     The Company assesses the recoverability of long-lived assets, including goodwill, by determining whether the amortization of such assets over the remaining life can be recovered through undiscounted future operating cash flows of the related operations. Based on this calculation, the Company is of the opinion that there is no impairment of long-lived assets as of December 31, 2000.

         REVENUE RECOGNITION

     The Company recognizes revenue at the time the product is shipped to the customer.

         SHIPPING AND HANDLING CHARGES

     As a wholesale distributor, the Company classifies the costs of shipping and handling product to its customers as operating and administrative expenses. The Company's net sales to its customers include markups which are designed to cover these costs.

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

         NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS Nos. 137 and 138, issued in June 2000. The requirements of these Statements will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted the standard effective January 1, 2001. The Company has determined that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides the SEC staff's views on selected revenue recognition issues. The Company has determined that the adoption of this statement had no impact on the Company's consolidated financial position, results of operations or cash flows.

     In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is evaluating the impact, if any, SFAS No. 140 may have on its consolidated financial statements.

3. FINANCING

     Long-term debt consisted of the following at December 31 (in thousands):

                                                            1999         2000
                                                        ---------     ---------

     Accounts receivable facility..................     $  80,000     $  85,000
     Revolving credit facility.....................        10,335        26,617
     Senior subordinated notes.....................        75,000        75,000

              Long-term debt.......................     $ 165,335     $ 186,617
                                                        =========     =========


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

     The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class B) above the Eurodollar Rate which was 6.56% as of December 31,
2000. The interest rate on the variable certificates is 0.25% above the commercial paper rate (as defined in the securitization agreement), which was 6.50% as of December 31, 2000. There is a commitment fee and facility fee of 0.375% and 0.1%, respectively, on the total value of available variable certificates. As of December 31, 2000, the amount outstanding under the Accounts Receivable Facility was $85.0 million, which is the limit under this facility.

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

     Under the Revolving Credit Facility the Company has the option to borrow under: (i) Revolving Credit Loans, which prior to the amendment, bore interest at 1.5% above the bank's Prime Rate; or (ii) Eurodollar Loans, which prior to the amendment, bore interest at 2.5% above the bank's Eurodollar Rate. The amendment reduced interest rates to 1.0% above the Prime Rate, and to 2.0% above the Eurodollar Rate, as defined in the amendment. The Company has the ability to further reduce interest rates based on certain leverage ratio criteria as defined in the amendment. Based on this criteria, the Company reduced its interest rates, effective October 1, 1998, to 0.75% above the Prime Rate and 1.75% above the Eurodollar Rate and again effective March 16, 1999, to 0.25% above the Prime Rate and 1.25% above the Eurodollar Rate, which are the rates in effect at December 31, 2000. The bank's Prime Rate and Eurodollar Rate was 9.5% and 6.56%, respectively, at December 31, 2000.

     As of December 31, 2000, the amount outstanding under the Revolving Credit Facility was $26.6 million; an additional $81.3 million, after taking into account the borrowing base, was available to be drawn. There is a commitment fee of 0.325% on the unused portion of the Revolving Credit Facility. The obligations are secured by all assets of the Company, with the exception of U.S. trade accounts receivable, which are utilized to support the Accounts Receivable Facility.

     The Company had letters of credit of $3.2 million and $3.4 million outstanding at December 31, 1999 and 2000, respectively. The letters of credit are issued primarily to secure the Company's bond and insurance programs. The Company pays fees of 1.25% per annum on the outstanding portion of letters of credit. Prior to the amendment these fees were 2.50% per annum.

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

     Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) were as follows as of December 31, 2000 (in thousands):

         2001 ...................................................    $ 13,410
         2002 ...................................................      10,287
         2003 ...................................................       8,057
         2004 ...................................................       6,652
         2005 ...................................................       4,997
         Thereafter..............................................       7,454
                                                                     --------
              Total minimum lease payments.......................      50,857
              Less minimum sublease rental income................        (353)
                                                                     --------
                                                                     $ 50,504
                                                                     ========

     Rental expense for operating  leases was $13.9  million,  $14.4 million and
$15.3  million  for  the  years  ended   December  31,  1998,   1999  and  2000,
respectively.

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

5. EMPLOYEE BENEFIT PLANS

     PENSION PLAN

     The Company sponsors a qualified pension plan and a non-pension postretirement benefit plan for employees hired before September 1986. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2000, and a statement of the December 31 funded status for both years (in thousands):

                                                           PENSION  BENEFITS          OTHER   BENEFITS
                                                           -----------------          ----------------
                                                           1999         2000         1999          2000
                                                           ----         ----         ----          ----

BENEFIT OBLIGATION RECONCILIATION
   January 1 obligation                                 $ 16,250     $ 14,512     $  2,062     $  1,927
   Service cost                                                -            -           26           35
   Interest cost                                           1,093        1,123          140          161
   Participant contributions                                   -            -           63           40
   Actuarial (gain)/loss                                  (1,679)         433         (215)         221
   Benefit payments                                       (1,152)      (1,132)        (149)        (183)
                                                        --------     --------     --------     --------
   December 31 obligation                               $ 14,512     $ 14,936     $  1,927     $  2,201
                                                        ========     ========     ========     ========

FAIR VALUE OF PLAN ASSETS RECONCILIATION

                                                         PENSION  BENEFITS             OTHER  BENEFITS
                                                       -----------------------     -----------------------
                                                          1999          2000         1999           2000
                                                       ---------     ---------     ---------     ---------

   January 1 fair value of plan assets                 $  14,869     $  13,730     $       -     $       -
   Actual return (loss) on plan assets                      (130)          864             -             -
   Employer contributions                                    143             -            86           143
   Participant contributions                                   -             -            63            40
   Benefit payments                                       (1,152)       (1,132)         (149)         (183)
                                                       ---------     ---------     ---------     ---------
   December 31 fair value of plan assets               $  13,730     $  13,462     $       -     $       -
                                                       =========     =========     =========     =========
FUNDED STATUS

   December 31 funded status                           $    (782)    $  (1,474)    $  (1,927)    $  (2,201)
   Unrecognized:
     Unamortized prior service cost                            -             -          (151)         (134)
     Actuarial loss                                        2,400         2,833           631           770
                                                       ---------     ---------     ---------     ---------
   Net amount recognized                               $   1,618     $   1,359     $  (1,447)    $  (1,565)
                                                       =========     =========     =========     =========

The  following   table   provides  the  amounts   recognized  in  the  Company's
consolidated balance sheets as of December 31 (in thousands):

                                                         PENSION  BENEFITS             OTHER  BENEFITS
                                                        ----------------------     -----------------------
                                                          1999          2000         1999           2000
                                                        --------     ---------     ---------     ---------

   Accrued benefit liability                            $   (782)    $  (1,474)    $  (1,447)    $  (1,565)
   Additional minimum pension
      liability                                            2,400         2,833             -             -
                                                        --------     ---------     ---------     ---------
   Net amount recognized                                $  1,618     $   1,359     $  (1,447)    $  (1,565)
                                                        ========     =========     =========     =========

The following table provides components of the net periodic pension and other benefit cost for fiscal years 1998, 1999 and 2000 (in thousands):

                                                    PENSION  BENEFITS                          OTHER BENEFITS
                                            ----------------------------------      -----------------------------------
                                              1998        1999          2000         1998           1999         2000
                                            --------    --------     ---------      --------     ---------    ---------

Service cost                                $      -    $      -     $       -     $      22    $       26    $      35
Interest cost                                  1,115       1,093         1,123           135           140          161
Expected return on plan assets                (1,047)     (1,078)         (988)            -             -            -
Amortization of:
   Prior service cost                              -           -             -           (17)          (17)         (17)
   Net actuarial loss                            115         141           124            50            58           83
                                            --------    --------     ---------     ---------    ----------    ---------
Net periodic benefit cost                   $    183    $    156     $     259     $     190    $      207    $     262
                                            ========    ========     =========     =========    ==========    =========

     The amount included within accumulated other comprehensive income (loss) in the Company's consolidated statement of shareholders' equity was $2,660,000 at December 31, 2000 and $2,400,000 at December 31, 1999, which is net of the effect of income taxes.

     The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                                           PENSION BENEFITS             OTHER BENEFITS
                                                       ------------------------     ----------------------
                                                       1998      1999      2000     1998    1999     2000
                                                       ----      ----      ----     ----    ----     ----

December 31 weighted-average assumptions:
   Discount rate                                       7.00%     8.00%    7.75%    7.00%    8.00%    7.75%
   Expected return on plan assets                      7.50      7.50     7.50      N/A      N/A      N/A
   Rate of compensation increase                        N/A       N/A      N/A      N/A      N/A      N/A

     For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998, 9% for 1999 and 8% for 2000. The rate was assumed to decrease gradually each year to a rate of 6% for 2002 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A 1% change in assumed health care cost trend rates would have the following effects (dollars in thousands):

                                                                                                1%
                                                                                     -------------------------
                                                                                     Increase         Decrease
                                                                                     -------------------------

Effect on total of service and interest cost components of net periodic
   postretirement health care benefit cost                                            $ 27             $(22)
Effect on the health care component of the accumulated postretirement benefit
   obligation                                                                          480             (380)

SAVINGS PLANS

     The Company maintains defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. Eligible employees may elect to contribute on a tax-deferred basis from 1% to 22%, and from 1% to 18% of their compensation in the U.S. and Canada, respectively. A contribution of up to 6% is considered to be a "basic contribution" and in the U.S. and Canada, respectively the Company makes a matching contribution of $0.50 for each dollar of a participant's basic contribution. The Company's contributions to the plans were $1,133,000, $1,145,000 and $1,203,000 for 1998,
1999 and 2000, respectively.

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

A summary of the Company's option activity and related information is as follows:

                                                                               1998        1999        2000
                                                                             -------     -------     -------

         Options outstanding, beginning of the year....................      211,000     215,000     239,700
              Granted..................................................       13,000      33,000       8,000
              Exercised................................................           --          --          --
              Forfeitures..............................................       (9,000)     (8,300)     (9,000)
                                                                             -------     -------     -------
         Options outstanding, end of year..............................      215,000     239,700     238,700
                                                                             =======     =======     =======
         Options exercisable at end of year............................           --          --          --
         Options available for grant at end of year....................       85,000      60,300      61,300

     The weighted-average exercise price of the Company's granted options for each of the years ended December 31, 1998, 1999 and 2000 was $10.00, $13.18 and $14.00, respectively. The Company's options outstanding at December 31, 2000 range in exercise price from $10.00 to $14.00, with a weighted-average exercise price of $10.56 and a weighted-average remaining contractual life of 4.4 years.

     Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had recorded compensation cost based on the fair value of the awards at the grant dates. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.76% for 1998, 6.46% for 1999 and 5.29% for 2000; volatility of 0.00%; dividend yield of 0.00%; and an expected life of the option of 5 years for 1998, 4 years for 1999 and 3 years for 2000. The weighted-average estimated fair value per option granted in 1998, 1999 and 2000, was $2.10, $2.96 and $2.35, respectively. For the purpose of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Based on these assumptions, pro forma net income for 1998, 1999 and 2000 would have been $7,103,000, $20,074,000 and
$10,928,000, respectively.

6.   INCOME TAXES

     The Company's income tax expense consists of the following for the years ended December 31 (in thousands):

                                                                                 1998         1999         2000
                                                                              --------     --------     --------

         Current:
              Federal..................................................       $  4,594     $  6,313     $  8,380
              State....................................................          1,238        1,804        1,801
              Foreign..................................................            276          451          417
                                                                              --------     --------     --------
                                                                                 6,108        8,568       10,598

         Deferred:
              Federal..................................................           (750)       3,193         (375)
              State....................................................             62           63         (396)
              Foreign..................................................             94          155          155
                                                                              --------     --------     --------
                                                                                  (594)       3,411         (616)

         Decrease in valuation allowance...............................           (589)      (6,239)        (261)
                                                                              --------     --------     --------
         Income tax expense                                                   $  4,925     $  5,740     $  9,721
                                                                              ========     ========     ========


     A reconciliation between the Company's income tax expense and income taxes computed by applying the statutory federal income tax rate to income before income taxes is as follows for the years ended December 31 (in thousands):

                                                                                 1998         1999         2000
                                                                              --------     --------     --------

         Expected federal income tax expense at the statutory rate.....       $  4,247     $  9,079     $  7,272
         Increase (decrease) in taxes resulting from:
              Goodwill amortization....................................            692          692          692
              State income tax expense, net of federal tax benefit.....            844        1,214          913
              Change in valuation allowances...........................           (589)      (6,239)        (261)
         Other, net....................................................           (269)         994        1,105
                                                                              --------     --------     --------
         Income tax expense............................................       $  4,925     $  5,740     $  9,721
                                                                              ========     ========     ========

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows at December 31 (in thousands):


                                                                                            1999         2000
                                                                                         --------     --------

         Deferred tax assets:
              Net operating loss carryforwards......................................     $  6,998     $  6,220
              Employee benefits, including postretirement benefits..................        3,600        3,814
              Other.................................................................        4,114        4,512
                                                                                         --------     --------
                  Total deferred tax assets.........................................       14,712       14,546
              Less valuation allowance..............................................         (914)        (653)
                                                                                         --------     --------
                  Net deferred tax assets...........................................       13,798       13,893
                                                                                         --------     --------

         Deferred tax liabilities:
              Inventories...........................................................        7,790        6,350
              Property & equipment..................................................        3,425        3,898
              Other.................................................................        8,766        8,878
                                                                                         --------     --------
                  Total deferred tax liabilities....................................       19,981       19,126
                                                                                         --------     --------
                  Net deferred tax liabilities......................................     $  6,183     $  5,233
                                                                                         ========     ========


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At each balance sheet date, a valuation allowance has been established against the deferred tax assets based on management's assessment. Prior to 1999, the Company had a significant valuation allowance that reduced certain deferred tax assets, based upon management's assessment that it was more likely than not that these deferred tax assets would not be realized. However, as a result of the Company's strong earnings history, management has concluded in 1999 that the tax benefits related to future deductions, including net operating loss carryforwards, are more likely than not to be realized. At December 31, 2000, the Company had $0.7 million of valuation allowance remaining on its balance sheet.

     At December 31, 2000, the Company has available for U.S. federal income tax return purposes net operating losses totaling approximately $18.0 million, subject to certain limitations, which will expire between the years 2005 and 2007. The Company also has available for U.S. income tax return purposes alternative minimum tax credits totaling $1.1 million, which have an indefinite utilization period.

7. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for the Company's cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair market value because of the short maturity of these financial instruments.

     The carrying amount of the Revolving Credit Facility and Accounts Receivable Facility, which are variable rate instruments, approximates fair market value. The rate of interest, which is tied to either the bank's Prime Rate or Eurodollar Rate or the commercial paper rate, fluctuates with market conditions. The fair value of the Notes, calculated based on quoted market prices, was $76,125,000, $71,250,000 and $71,250,000 at December 31, 1998, 1999
and 2000, respectively.

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


                                                                               1998           1999          2000
                                                                           ----------     ----------     ----------

         Net sales from external customers.............................    $2,476,376     $2,838,107     $3,035,379

         Segment depreciation and amortization expense (1).............         5,435          5,647          6,544
         Segment interest  expense.....................................        13,739         12,980         13,816
         Segment pre-tax operating income (2)..........................        18,631         29,195         23,454
         Capital expenditures..........................................         5,311          6,575          7,620

         Segment assets................................................       341,583        338,038        362,593

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

     A reconciliation of certain of the segment information reported above, to the applicable items in the consolidated financial statements are as follows (in thousands):


         INCOME BEFORE INCOME TAXES
         --------------------------

                                                                               1998           1999          2000
                                                                           ----------     ----------     ----------

               Segment information ....................................    $   18,631     $   29,195     $   23,454
               Less: Goodwill and other unallocated amortization.......         2,630          2,265          2,368
                  Interest expense: unallocated and other..............         1,663           (284)          (964)
                  Amortization of debt refinancing costs...............         2,204          1,274          1,274
                                                                           ----------     ----------     ----------
         Consolidated total............................................    $   12,134     $   25,940     $   20,776
                                                                           ==========     ==========     ==========


         INTEREST EXPENSE
         ----------------

                                                                               1998           1999          2000
                                                                           ----------     ----------     ----------

         Segment information...........................................    $   13,739     $   12,980     $   13,816
         Add: Unallocated and other....................................         1,663           (284)          (964)
                                                                           ----------     ----------     ----------
         Consolidated total............................................    $   15,402     $   12,696     $   12,852
                                                                           ==========     ==========     ==========

         DEPRECIATION AND AMORTIZATION
         -----------------------------

                                                                               1998           1999          2000
                                                                           ----------     ----------     ----------

         Segment information.....................................          $    5,435     $    5,647     $    6,544
         Add: Unallocated and other..............................                 548            182            285
                                                                           ----------     ----------     ----------
         Consolidated total............................................    $    5,983     $    5,829     $    6,829
                                                                           ==========     ==========     ==========

         ASSETS
         ------

                                                                                              1999          2000
                                                                                          ----------     ----------

         Segment information...........................................                   $  338,038     $  362,593
         Add: Corporate assets.........................................                       12,030         12,283
                                                                                          ----------     ----------
         Consolidated total............................................                   $  350,068     $  374,876
                                                                                          ==========     ==========

     The Company operates in the United States and Canada. Foreign and domestic net sales and identifiable assets are as follows as of and for the years ended December 31, (in thousands):

                                                                                 1998         1999          2000
                                                                             ----------   ----------     ----------

  Net Sales:
         United States.................................................      $2,008,813   $2,371,252     $2,565,330
         Canada........................................................         467,563      466,855        470,049
                                                                             ----------   ----------     ----------
         Total.........................................................      $2,476,376   $2,838,107     $3,035,379
                                                                             ==========   ==========     ==========

  Identifiable Assets:
         United States.................................................                   $  294,583     $  323,733
         Canada........................................................                       43,455         38,860
         Corporate.....................................................                       12,030         12,283
                                                                                          ----------     ----------
         Total.........................................................                   $  350,068     $  374,876
                                                                                          ==========     ==========





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers and directors of the Company are as follows (as of December 31, 2000):

                  Name       Age                   Position
                  ----       ---                   --------

Gary L. Walsh..............   59 Chairman and Director
Robert A. Allen............   51 President, Chief Executive Officer and Director
Leo F. Korman..............   53 Senior Vice President, Chief Financial Officer
                                 and Secretary
Basil P. Prokop............   57 President, Canada Division
J. Michael Walsh...........   52 Executive Vice President, Sales
Gerald J. Bolduc...........   55  Chief Information Officer, Vice President,
                                  Information Technology

Henry J. Hautau............   58 Vice President, Employee and Corporate Services
Todd L. Stevens............   39 Senior Vice President, Distribution
Thomas A. Berglund.........   40 Director
Terry J. Blumer............   42 Director
John F. Klein..............   37 Director
John A. Sprague............   48 Director

     Gary L. Walsh has been Chairman and a director of the Company since 1990. He served as Chief Executive Officer of the Company from 1990 through 1997.
Effective January 1, 1998, Mr. Walsh retired from his position as Chief Executive Officer. Mr. Walsh served as President from 1990 until 1996.

     Robert A. Allen has been Chief Executive Officer of the Company since January 1998 and President since January 1996. He served as Chief Operating Officer of the Company from January 1996 to December 1997. Prior to 1996, he served as Senior Vice President, Distribution from 1992 through 1995. He has been a director of the Company since 1994.

     Leo F. Korman has been Senior Vice President and Chief Financial Officer of the Company since January 1994 and served as Vice President and Chief Financial Officer from 1991 to 1994.

     Basil P. Prokop has been President of the Canada Division since 1992. Mr. Prokop joined the Company in 1984.

     J. Michael Walsh has been Executive Vice President, Sales since October 1999. He served as Senior Vice President, Distribution from January 1996 to September 1999. Prior thereto, he served as Senior Vice President, Operations since 1992.

     Gerald J. Bolduc has been Chief Information Officer of the Company since December 1997 and Vice President, Information Technology since May 1985.

     Henry J. Hautau has been Vice President, Employee and Corporate Services of the Company since May 1992.

     Todd L. Stevens has been Senior Vice President, Distribution since October 1999. He served as Division Manager of the Denver division from August 1996 to September 1999 and the Spokane division from September 1992 to July 1996.

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

EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the Company's chief executive officer and its four other most highly compensated executive officers for the years ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION
                              -------------------

                                                        OTHER ANNUAL   ALL OTHER
                               FISCAL  SALARY  BONUS   COMPENSATION COMPENSATION
Name and Principal Position     YEAR    ($)     ($)       ($)(1)    ($)(2)(3)(4)
---------------------------     ----    ---    -----      -----     ------------

Robert A. Allen ..............  2000  $324,000  $145,800                $  7,997
  President and Chief           1999  $311,538  $300,000                $  7,992
  Executive Officer             1998  $298,077  $300,000                $  7,882


J. Michael Walsh .............  2000  $214,785  $ 82,500                $  7,289
  Executive Vice President,     1999  $206,524  $127,500                $  7,135
  Sales                         1998  $198,581  $110,000                $  7,070


Leo F. Korman ................  2000  $223,376  $ 87,500                $  7,344
  Senior Vice President and     1999  $214,785  $145,000                $  7,203
  Chief Financial Officer       1998  $206,524  $140,000                $  7,135

Todd L. Stevens ..............  2000  $185,000  $ 46,666                $  7,096
  Senior Vice President,        1999  $130,384  $ 56,200   $203,455     $  5,031
  Distribution                  1998  $105,769  $ 55,000                $  4,150


Henry J. Hautau ..............  2000  $135,213  $ 41,750                $  6,036
  Vice President, Employee and  1999  $129,922  $ 60,763                $  5,914
  Corporate Services            1998  $126,833  $ 50,157                $  5,671

-----------
(1)  Consists of relocation costs.

(2) These figures for 2000 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts: Mr. Allen, $5,100; Mr. J.M. Walsh, $5,100; Mr. Korman, $5,100; Mr. Stevens, $5,100;
and Mr. Hautau, $4,363; (ii) life and other insurance premiums in the following amounts: Mr. Allen, $2,897; Mr. J.M. Walsh, $2,189; Mr. Korman, $2,244; Mr. Stevens, $1,996; and Mr. Hautau $1,673.


EXECUTIVE COMPENSATION (CONT.)

(3) These figures for 1999 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts: Mr. Allen, $4,800; Mr. J.M. Walsh, $4,800; Mr. Korman, $4,800; Mr. Stevens, $4,069;
and Mr. Hautau, $4,204; (ii) life and other insurance premiums in the following amounts: Mr. Allen, $3,192; Mr. J.M. Walsh, $2,335; Mr. Korman, $2,403; Mr. Stevens, $962; and Mr. Hautau $1,710.

(4) These figures for 1998 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts: Mr. Allen, $4,800; Mr. J.M. Walsh, $4,800; Mr. Korman, $4,800; Mr. Stevens, $3,389;
and Mr. Hautau, $3,986; (ii) life and other insurance premiums in the following amounts: Mr. Allen, $3,082; Mr. J.M. Walsh, $2,270; Mr. Korman, $2,335; Mr. Stevens, $761; and Mr. Hautau, $1,685.

STOCK OPTIONS

     During the year ended December 31, 2000 there were no stock options granted to the Company's chief executive officer or its four other most highly compensated executive officers.

     The following table summarizes information with respect to the Company's chief executive officer and its four other most highly compensated executive officers concerning the exercise of options during 2000 and unexercised options held on December 31, 2000. The executive officers holding options at December 31, 2000 are Todd L. Stevens and Henry J. Hautau.

     AGGREGATED OPTION EXERCISES IN 2000 AND FISCAL YEAR END OPTION VALUES

                                                                         NUMBER OF SHARES              VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                                                    OPTIONS AT FISCAL YEAR-END          AT FISCAL YEAR-END
                                                                    --------------------------        ---------------------

                                SHARES ACQUIRED
NAME                            ON EXERCISE (#)   VALUE REALIZED ($)    EXERCISABLE   UNEXERCISABLE  EXERCISABLE($)    UNEXERCISABLE
-----                           ---------------   ------------------    -----------   -------------  --------------    -------------

Todd L Stevens...............          0                 $ 0                 0           29,000         $     0           N/A (1)


Henry J. Hautau..............          0                 $ 0                 0            7,500         $     0           N/A (1)


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

     Eligible employees may elect to contribute on a tax deferred basis from 1% to 22% of their compensation (as defined in the Savings Plan), subject to statutory limitations. A contribution of up to 6% is considered to be a "basic contribution" and the Company makes a matching contribution of $0.50 for each dollar of a participant's basic contribution (all of which may be subject to certain statutory limitations).

     Each participant has a fully vested (nonforfeitable) interest in all contributions made by the individual and all earnings thereon. Each participant must be employed at the end of each quarter to receive an allocation of matching contribution for the most recent calendar quarter.

     The amount of Company matching contributions that the following officers have accrued in the Savings Plan as of December 31, 2000 is as follows: Robert
A. Allen, $38,656; J. Michael Walsh, $38,539; Leo F. Korman, $37,913; Todd L. Stevens, $30,126; and Henry J. Hautau, $28,793.

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

     Eligible employees may elect to contribute on a tax deferred basis from 1% to 18% of their compensation (as defined in the RRSP), subject to statutory limitations. A contribution of up to 6% is considered to be a "basic contribution" and the Company makes a matching contribution of $0.50 for each dollar of a participant's basic contribution (all of which may be subject to certain statutory limitations).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 31, 2000, certain information regarding the beneficial ownership of the common stock of the Company (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock of the Company, (ii) by each of the Company's directors and executive officers and (iii) by all directors and executive officers as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole investment and voting power with respect to all the shares of common stock of the Company shown as being beneficially owned by them.

                                                Number of
                                                Shares of
                                             Common Stock of       Percentage of
                                                the Company      Total shares of
           Name and Address of                  Beneficially     Common Stockof
           Beneficial Owners(a)                 Owned              the Company
           --------------------                 -----              -----------

 Jupiter.....................................   4,125,000              75.0%
 Robert A. Allen.............................   281,875                  5.1
 Leo F. Korman...............................   213,125                  3.9
 Basil P. Prokop.............................   164,999                  3.0
 Gary L. Walsh...............................   343,751                  6.2
 J. Michael Walsh............................   213,125                  3.9
 Thomas A. Berglund..........................   4,125,000 (b)           75.0
 Terry J. Blumer.............................   4,125,000 (b)           75.0
 John F. Klein...............................   4,125,000 (b)           75.0
 John A. Sprague.............................   4,125,000 (b)           75.0
 All directors and executive officers
     as a group (9 persons) (b)..............   5,341,875              97.1%

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

         2.   Financial Statement Schedule

     The following financial statement schedule of Core-Mark International, Inc. for the fiscal years ended December 31, 1998, 1999, and 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Core-Mark International, Inc. and subsidiaries.

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

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on March 29, 2001.

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

              Signature                      Title                    Date
              ---------                      -----                    ----

         /s/ Gary L. Walsh

      -------------------------
             Gary L. Walsh            Chairman and Director       March 29, 2001


         /s/ Robert A. Allen

      -------------------------
             Robert A. Allen          President, Chief Executive
                                        Officer and Director      March 29, 2001


         /s/ Leo F. Korman

      -------------------------
             Leo F. Korman         Senior Vice President,
                                   Chief Financial Officer and    March 29, 2001
                                   Principal Accounting Officer


         /s/ Thomas A. Berglund

      -------------------------
             Thomas A. Berglund              Director             March 29, 2001


         /s/ Terry J. Blumer

      -------------------------
             Terry J. Blumer                 Director             March 29, 2001


        /s/  John F. Klein

      -------------------------
             John F. Klein                   Director             March 29, 2001


         /s/ John A. Sprague

      -------------------------
             John A. Sprague                 Director             March 29, 2001

                                                                     SCHEDULE II

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1999 and 2000
                                 (in thousands)

               Column A                 Column B           Column C               Column D       Column E
                                                          Additions
               --------                ----------   -----------------------       ----------   -----------

                                       Balance at   Charged to   Charged to                    Balance at
                                       Beginning    Costs and      Other                         End of
               Description             of Year       Expenses     Accounts        Deductions     Year
               -----------             ----------   ----------   ----------       ----------   ----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31,
   1998.........................         $ 2,950     $  810     $    _          $ (999)(a)    $ 2,761
   1999.........................           2,761        308          _            (749)(a)      2,320
   2000.........................           2,320        969          _            (629)(a)      2,660


(a) Deductions consist of accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged off.