Form 10-Q
period 2001-03-31
CORE MARK INTERNATIONAL INC
filed 2001-05-11
CIK 1024726

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001




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

                                  ============

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _x_ Yes ___ No

                        At April 30, 2001, Registrant had
                 outstanding 5,500,000 shares of Common Stock.

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




                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

     Condensed Consolidated Balance Sheets as of December 31, 2000
     and March 31, 2001.....................................................   3
     Condensed Consolidated Statements of Income for the three months
     ended March 31, 2000 and 2001..........................................   4
     Condensed Consolidated Statements of Cash Flows for the three
     months ended March 31, 2000 and 2001...................................   5
     Notes to Condensed Consolidated Financial Statements...................   6

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................   8

Item 3: Quantitative and Qualitative Disclosures About Market
        Risk................................................................  12

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings..................................................  13
Item 2:  Changes in Securities and Use of Proceeds..........................  13
Item 3:  Defaults Upon Senior Securities....................................  13
Item 4:  Submission of Matters to a Vote of Security Holders................  13
Item 5:  Other Information..................................................  13
Item 6:  Exhibits and Reports on Form 8-K...................................  13

Signature ..................................................................  14

                                      -2-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (In Thousands of Dollars)

                                                                                   December 31,       March 31,
                                                                                     2000               2001
                                                                                   ------------    -------------
                                                                                                    (Unaudited)

Assets
Current assets:
     Cash.......................................................................   $ 28,129          $ 18,835
     Receivables:
         Trade accounts, less allowance for doubtful accounts of $2,660 and
              $3,100, respectively..............................................    109,594           115,224
         Other..................................................................     17,055            13,173
     Inventories, net of LIFO allowance of $46,319 and $46,716, respectively....    111,983            64,115
     Prepaid expenses and other.................................................      7,694             7,711
                                                                                   --------          --------
         Total current assets...................................................    274,455           219,058

Property and equipment..........................................................     72,954            72,690
     Less accumulated depreciation..............................................    (41,888)          (42,735)
                                                                                   --------          --------
     Net property and equipment.................................................     31,066            29,955

Other assets....................................................................      9,588             8,681
Goodwill, net of accumulated amortization of $23,540 and $24,061
     respectively...............................................................     59,767            59,246
                                                                                   --------          --------
Total assets....................................................................   $374,876          $316,940
                                                                                   ========          ========
Liabilities and Shareholders' Equity
Current liabilities:

     Trade accounts payable.....................................................   $ 51,791          $ 53,238
     Cigarette and tobacco taxes payable........................................     52,933            51,919
     Income taxes payable.......................................................      3,476             4,694
     Deferred income taxes......................................................      3,759             3,801
     Other accrued liabilities..................................................     31,851            27,599
                                                                                   --------          --------
         Total current liabilities..............................................    143,810           141,251

Long-term debt..................................................................    186,617           130,000
Other accrued liabilities and deferred income taxes.............................      8,591             8,856
                                                                                   --------          --------
     Total liabilities..........................................................    339,018           280,107

Commitments and contingencies:
Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding................................         55                55
     Additional paid-in capital.................................................     26,121            26,121
     Retained earnings..........................................................     16,178            18,180
     Accumulated comprehensive loss:
         Cumulative currency translation adjustments............................     (3,836)           (4,863)
         Additional minimum pension liability ..................................     (2,660)           (2,660)
                                                                                   --------          --------
         Total shareholders' equity.............................................     35,858            36,833
                                                                                   --------          --------
Total liabilities and shareholders' equity......................................   $374,876          $316,940
                                                                                   ========          ========

           See Notes to Condensed Consolidated Financial Statements.
                                      -3-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                                          Three Months
                                                                                          Ended March 31,
                                                                                   --------------------------
                                                                                     2000              2001
                                                                                   --------          --------

Net sales ......................................................................   $722,808          $754,266
Cost of goods sold .............................................................    676,789           705,121
                                                                                   --------          --------
     Gross profit ..............................................................     46,019            49,145
Operating and administrative expenses ..........................................     39,026            42,150
                                                                                   --------          --------
     Operating income ..........................................................      6,993             6,995

Interest expense, net ..........................................................      3,054             3,042
Amortization of debt refinancing costs .........................................        318               318
                                                                                   --------          --------
     Income before income taxes ................................................      3,621             3,635

Income tax expense..............................................................      1,717             1,633
                                                                                   --------          --------
     Net income.................................................................   $  1,904          $  2,002
                                                                                   ========          ========




























            See Notes to Condensed Consolidated Financial Statements.
                                      -4-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                   --------------------------
                                                                                     2000              2001
                                                                                   --------          --------

CASH PROVIDED BY OPERATING ACTIVITIES:

Net income......................................................................   $  1,904          $  2,002

     Adjustments to reconcile net income to net cash provided by operating activities:
     LIFO expense...............................................................        750               397
     Amortization of goodwill...................................................        521               521
     Depreciation and amortization..............................................      1,556             1,954
     Amortization of debt refinancing fees......................................        318               318
     Deferred income taxes......................................................        164               318
     Other......................................................................        (19)              719

     Changes in operating assets and liabilities................................     27,316            42,638
                                                                                   --------          --------
Net cash provided by operating activities.......................................     32,510            48,867
                                                                                   --------          --------
INVESTING ACTIVITIES:

     Additions to property and equipment........................................     (1,519)             (517)
                                                                                   --------          --------
Net cash used in investing activities...........................................     (1,519)             (517)
                                                                                   --------          --------
FINANCING ACTIVITIES:

     Net payments under accounts receivable securitization......................    (25,000)          (30,000)
     Net payments under revolving credit agreement..............................     (3,921)          (26,617)
                                                                                   --------          --------
Net cash used in financing activities...........................................    (28,921)          (56,617)
                                                                                   --------          --------

Effects of changes in foreign exchange rates....................................        (94)           (1,027)
                                                                                   --------          --------
Increase (decrease) in cash.....................................................      1,976            (9,294)
Cash, beginning of period.......................................................     17,279            28,129
                                                                                   --------          --------
CASH, END OF PERIOD.............................................................   $ 19,255          $ 18,835
                                                                                   ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
     Interest...................................................................   $  5,125          $  5,215
     Income taxes...............................................................        507               155



            See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 2001 and the condensed consolidated statements of income and of cash flows for the three months ended March 31, 2000 and 2001 have been prepared by Core-Mark
International, Inc. and subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2001, and of the results of its operations and cash flows for the interim periods ended March 31, 2000 and 2001, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The notes accompanying the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K") include a description of the Company's significant accounting policies and additional information pertinent to an understanding of both the December 31, 2000 balance sheet and the interim financial statements included herein.

2.  INVENTORIES

     The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $0.8 million and $0.4 million for the three months ended March 31, 2000 and 2001, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  EXCISE TAXES

     State and provincial excise taxes on cigarettes included in sales and cost of goods sold were $144.2 million and $141.4 million for the three months ended March 31, 2000 and 2001, respectively.

4.  NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted the standard effective January 1, 2001 as required. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

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


5.  COMPREHENSIVE INCOME

     The Company's total comprehensive income was $1.8 million and $1.0 million for the three months ended March 31, 2000 and 2001 respectively, which included net income and other comprehensive losses related to foreign currency translation adjustments.

6. SEGMENT INFORMATION

     Management has determined that the only reportable segment of the Company is its wholesale distribution segment, based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. There has been no change in the segment reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 2000 Form 10-K. Wholesale distribution segment information for the three months ended March 31 and asset information as of December 31, 2000 and March 31, 2001 is set forth below (dollars in thousands):


                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                         ---------------

                                                                                     2000              2001
                                                                                   --------          --------

         Net sales from external customers.............................            $722,808          $754,266

         Segment pre tax operating income (1)..........................            $  4,411          $  3,625
         Less: Goodwill and other unallocated amortization.............                 588               587
               Interest expense: unallocated and other.................                (116)             (915)
               Amortization of debt refinancing costs..................                 318               318
                                                                                   --------          --------
         Consolidated income before income taxes.......................            $  3,621          $  3,635
                                                                                   ========          ========


         Assets
         ------
                                                                                  December 31,       March 31,
                                                                                     2000              2001
                                                                                   --------          --------

         Segment information...........................................            $362,593          $308,849
         Add: Corporate and other......................................              12,283             7,988
                                                                                   --------          --------
         Consolidated assets...........................................            $374,876          $316,837
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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with Management's Discussion and Analysis and the discussion under the heading "Legal Proceedings
- Regulatory and Legislative Matters" included in the Company's 2000 Form 10-K.


GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the quarter ended March 31, 2001, approximately 72%, 19% and 9% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.


TOBACCO INDUSTRY BUSINESS ENVIRONMENT

     Manufacturers and distributors of cigarettes and other tobacco products are currently facing a number of significant issues that affect the business environment in which they operate including proposed additional governmental regulation; actual and proposed excise tax increases (see "Impact of Tobacco Taxes " below); increased litigation involving health and other effects of cigarette smoking and other uses of tobacco; and potential litigation by the U.S. Department of Justice to recover federal Medicare costs allegedly connected to smoking. The tobacco industry is also currently subject to significant regulatory restrictions, such as the requirement that product packages display warning labels, a prohibition on television and radio advertising and prohibitions on sales to minors.

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

     In response to the Supreme Court ruling, legislation has recently been introduced in Congress that would grant authority to the FDA to regulate tobacco products. One cigarette manufacturer expressed interest in such legislation but the remaining companies have stated their opposition. The prospects for this legislation are uncertain.

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


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS
ENDED MARCH 31, 2000

     NET SALES. Net sales for the three months ended March 31, 2001 were $754.3 million, an increase of $31.5 million or 4.4% over the same period in 2000. The increase in net sales was primarily due to an increase in net sales of cigarettes, as well as increased sales of food and non-food products in 2001 compared to 2000.

     Net sales of cigarettes for the three months ended March 31, 2001 were $545.7 million, an increase of $25.9 million or 5.0% over the same period in 2000. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices, which have been passed on to the Company's customers in the form of higher prices and an increase in carton sales. The Company's total cigarette unit sales for the three months ended March 31, 2001 were 19.6 million cartons, an increase of 0.4 million cartons or 2.2% from the same period of 2000. Net sales of food and non-food products for the three months ended March 31, 2001 were $208.5 million, an increase of $5.6 million or 2.8% over the same period in 2000.

     GROSS PROFIT. Gross profit for the three months ended March 31, 2001 was $49.1 million, an increase of $3.1 million or 6.8% over the same period in 2000. The gross profit margin for the three months ended March 31, 2001 increased to 6.5% of net sales as compared to 6.4% of net sales for the comparable period in 2000. The increase in gross profit margin was due to slight increases in both cigarette and food and non-food gross profit margins.

     For the three months ended March 31, 2001, the Company recognized LIFO expense of $0.4 million compared to $0.8 million for the comparable period in 2000. The decrease in LIFO expense for the three months ended March 31, 2001, was primarily the result of a cigarette price increase that occurred in the first quarter of 2000, whereas no such increase occurred in the first quarter of 2001.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended March 31, 2001 were $42.2 million, an increase of $3.1 million or 8.0% over the same period in 2000. Operating expenses for the three months ended March 31, 2001 increased to 5.6% of net sales as compared to 5.4% of net sales for the same period. The increase in expenses is primarily due to costs associated with integrating and servicing new customer business.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended March 31, 2001 was $7.0 million, essentially the same as the comparable period in 2000. As a percentage of net sales, operating income for the three months ended March 31, 2001 was 0.9%, as compared to 1.0% for the same period in 2000.

     NET INTEREST EXPENSE. Net interest expense for the three months ended March 31, 2001 was $3.0 million, essentially the same as the comparable period in 2000.


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

     The Company's debt obligations totaled $130.0 million at March 31, 2001, a decrease of $56.6 million or 30.3% from $186.6 million at December 31, 2000. The net decrease in outstanding debt is primarily due to decreased borrowings needed to finance working capital funding requirements. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. At year end the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically higher at interim periods than at the end of any fiscal year.

     The Company made capital expenditures of $0.5 million in the first quarter of 2001. For the remainder of 2001, the Company estimates it will spend approximately $6 to $8 million for capital requirements, principally consisting of warehouse and other equipment.


IMPACT OF TOBACCO TAXES

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. In the first quarter of 2001, such taxes on cigarettes represented approximately 23% of cigarette net sales in the U.S. and 43% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

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

     The U.S. federal excise tax on cigarettes is currently $3.40 per carton of cigarettes. Legislation was enacted that will raise the federal excise tax by $.50 per carton of cigarettes in 2002. Unlike the state and provincial taxes described above, U.S. federal excise taxes on cigarettes are paid by the cigarette manufacturers and passed through to the Company as a component of the cost of cigarettes. Such increases in U.S. federal taxes will increase the Company's working capital requirements by increasing the balances of its inventories and accounts receivable. Legislation has been introduced in Congress in 2001 to further increase the federal excise tax on cigarettes, but prospects for its passage are uncertain.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 2000 Consolidated Financial Statements.

                           PART II - OTHER INFORMATION


Item 1:  Legal Proceedings

     As previously reported, in November 1999, the Company was named in two separate law suits filed in State Court in New Mexico by two individual plaintiffs. The other defendants include the principal U.S. tobacco manufacturers, as well as other distributors. The complaints seek compensatory and punitive damages for injuries allegedly caused by the use of tobacco products. During the first quarter of 2001, the Company was dismissed from one of the above cases.

     The Company does not believe the remaining suit above will have a material adverse effect on the Company's financial condition. The Company has been indemnified with respect to certain claims alleged in the remaining suit above.

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

         Not applicable


Item 5: Other Information

         Not applicable


Item 6: Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K:

         None.

 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on May 11, 2001.


                          CORE-MARK INTERNATIONAL, INC.



                          By       /s/ Leo F. Korman
                             -----------------------------------
                          Leo F. Korman, Senior Vice President and
                          Chief Financial Officer