Form 10-Q
period 2001-06-30
CORE MARK INTERNATIONAL INC
filed 2001-08-13
CIK 1024726

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001




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

                                  ============

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _x_ Yes ___ No

                  At July 31, 2001, Registrant had outstanding
                       5,500,000 shares of Common Stock.

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


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

     Condensed Consolidated Balance Sheets as of December 31, 2000
     and June 30, 2001......................................................   3
     Condensed Consolidated Statements of Income for the three
     and six months ended June 30, 2000 and 2001............................   4
     Condensed Consolidated Statements of Cash Flows for the six
     months ended June 30, 2000 and 2001....................................   5
     Notes to Condensed Consolidated Financial Statements...................   6

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................   8

Item 3: Quantitative and Qualitative Disclosures About Market
        Risk................................................................  12

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings..................................................  13
Item 2:  Changes in Securities and Use of Proceeds..........................  13
Item 3:  Defaults Upon Senior Securities....................................  13
Item 4:  Submission of Matters to a Vote of Security Holders................  13
Item 5:  Other Information..................................................  13
Item 6:  Exhibits and Reports on Form 8-K...................................  13

Signature ..................................................................  14

                                      -2-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (In Thousands of Dollars)

                                                                                    December 31,      June 30,
                                                                                       2000             2001
                                                                                    -------------    -------------
                                                                                                      (Unaudited)
Assets
Current assets:
     Cash ......................................................................    $ 28,129         $ 20,860
     Receivables:
         Trade accounts, less allowance for doubtful accounts of $2,660 and
              $2,944, respectively..............................................     109,594          139,845
         Other..................................................................      17,055           18,609
     Inventories, net of LIFO allowance of $46,319 and $51,254, respectively....     111,983           73,903
     Prepaid expenses and other.................................................       7,694            8,065
                                                                                    --------         --------
         Total current assets...................................................     274,455          261,282

Property and equipment..........................................................      72,954           74,337
     Less accumulated depreciation..............................................     (41,888)         (42,925)
                                                                                    --------         --------
     Net property and equipment.................................................      31,066           31,412

Other assets....................................................................       9,588            7,839
Goodwill, net of accumulated amortization of $23,540 and $24,582,
     respectively ..............................................................      59,767           58,725
                                                                                    --------         --------
Total assets....................................................................    $374,876         $359,258
                                                                                    ========         ========
Liabilities and Shareholders' Equity
Current liabilities:
     Trade accounts payable.....................................................    $ 51,791         $ 67,691
     Cigarette and tobacco taxes payable........................................      52,933           58,310
     Income taxes payable.......................................................       3,476              800
     Deferred income taxes......................................................       3,759            4,080
     Other accrued liabilities..................................................      31,851           33,077
                                                                                    --------         --------
         Total current liabilities..............................................     143,810          163,958

Long-term debt..................................................................     186,617          144,385
Other accrued liabilities and deferred income taxes.............................       8,591            9,423
                                                                                    --------         --------
     Total liabilities..........................................................     339,018          317,766

Commitments and contingencies:
Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding................................          55               55
     Additional paid-in capital.................................................      26,121           26,121
     Retained earnings..........................................................      16,178           22,168
     Accumulated comprehensive loss:
         Cumulative currency translation adjustments............................      (3,836)          (4,192)
         Additional minimum pension liability...................................      (2,660)          (2,660)
                                                                                    --------         --------
         Total shareholders' equity.............................................      35,858           41,492
                                                                                    --------         --------
Total liabilities and shareholders' equity......................................    $374,876         $359,258
                                                                                    ========         ========
            See Notes to Condensed Consolidated Financial Statements.

                                      -3-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                Three Months               Six Months
                                                               Ended June 30,            Ended June 30,
                                                            --------------------     ------------------------
                                                              2000        2001          2000          2001
                                                            --------    --------     ----------    ----------

Net sales............................................       $771,811    $878,561     $1,494,619    $1,632,827
Cost of goods sold...................................        721,090     824,785      1,397,879     1,529,906
                                                            --------    --------     ----------    ----------
    Gross profit.....................................         50,721      53,776         96,740       102,921
Operating and administrative expenses................         39,908      43,158         78,934        85,308
                                                            --------    --------     ----------    ----------
    Operating income.................................         10,813      10,618         17,806        17,613

Interest expense, net................................          3,207       2,841          6,261         5,883
Debt refinancing costs...............................            319         319            637           637
                                                            --------    --------     ----------    ----------
    Income before income taxes.......................          7,287       7,458         10,908        11,093

Income tax expense...................................          3,455       3,470          5,172         5,103
                                                            --------    --------     ----------    ----------
    Net income.......................................       $  3,832    $  3,988     $    5,736    $    5,990
                                                            ========    ========     ==========    ==========




























            See Notes to Condensed Consolidated Financial Statements.
                                      -4-

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                            Six Months
                                                                                         Ended  June 30,
                                                                                    -------------------------
                                                                                      2000             2001
                                                                                    --------         --------

CASH PROVIDED BY OPERATING ACTIVITIES:

Net income......................................................................    $  5,736         $  5,990

     Adjustments to reconcile net income to net cash provided by operating activities:
     LIFO expense...............................................................         900            4,935
     Amortization of goodwill...................................................       1,041            1,042
     Depreciation and amortization..............................................       3,180            3,792
     Amortization of debt refinancing fees......................................         637              637
     Deferred income taxes......................................................         634            1,081
     Other......................................................................       1,164              374

     Changes in operating assets and liabilities................................      15,205           20,600
                                                                                    --------         --------
Net cash provided by operating activities.......................................      28,497           38,451
                                                                                    --------         --------
INVESTING ACTIVITIES:

     Additions to property and equipment........................................      (4,670)          (3,343)
                                                                                    --------         --------
Net cash used in investing activities...........................................      (4,670)          (3,343)
                                                                                    --------         --------
FINANCING ACTIVITIES:

     Net payments under accounts receivable securitization......................     (10,000)         (20,000)
     Net payments under revolving credit agreement..............................      (8,842)         (22,232)
                                                                                    --------         --------
Net cash used in financing activities...........................................     (18,842)         (42,232)
                                                                                    --------         --------

Effects of changes in foreign exchange rates....................................        (433)            (145)
                                                                                    --------         --------
Increase (decrease) in cash.....................................................       4,552           (7,269)
Cash, beginning of period.......................................................      17,279           28,129
                                                                                    --------         --------
CASH, END OF PERIOD.............................................................    $ 21,831         $ 20,860
                                                                                    ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
     Interest...................................................................    $  5,949         $  5,884
     Income taxes...............................................................       6,387            6,707



            See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 2001, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 2001 have been prepared by Core-Mark International, Inc. and subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2001 with respect to the interim financial statements, and of the results of its operations and cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2.  INVENTORIES

     The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $0.2 million and $4.5 million for the three months ended June 30, 2000 and 2001, respectively, and $0.9 million and $4.9 million for the six months ended June 30, 2000 and 2001, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  EXCISE TAXES

     State and provincial excise taxes on cigarettes included in sales and cost of goods sold were $152.0 million and $160.9 million for the three months ended June 30, 2000 and 2001, respectively, and $296.2 million and $302.4 million for the six months ended June 30, 2000 and 2001, respectively.

4.  NEW ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the standard effective April 1, 2001, as required. The adoption of SFAS 140 did not have a material impact on the Company's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The Company is required to adopt SFAS No. 142 no later than its fiscal year beginning January 1, 2002 at which time goodwill will no longer be amortized but will be required to be tested for impairment at least annually at the reporting unit level. Intangible assets are required to be tested for impairment. Intangible assets with definitive useful lives will be amortized over their useful life and intangible assets with an indefinite useful life are not amortized until a definitive useful life is determined. The Company is evaluating the impact that the adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position, results of operations and cash flows.

5. COMPREHENSIVE INCOME

     The Company's total comprehensive income was $3.5 million and $4.7 million for the three months ended June 30, 2000 and 2001 respectively, and $5.3 million and $5.6 million for the six months ended June 30, 2000 and 2001 respectively, which included net income and other comprehensive income and losses related to foreign currency translation adjustments.

6. SEGMENT INFORMATION

     Management has determined that the only reportable segment of the Company is its wholesale distribution segment, based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. There has been no change in the segment reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 2000 Form 10-K. Wholesale distribution segment information for the three month and six month periods ended June 30, and asset information as of December 31, 2000 and June 30, 2001 is set forth below (dollars in thousands):

                                                                                Three Months              Six Months
                                                                                Ended June 30           Ended June 30
                                                                            --------------------    ------------------------
                                                                              2000        2001         2000           2001
                                                                            --------    --------    ----------    ----------

         Net sales to external customers...............................     $771,811    $878,561    $1,494,619    $1,632,827

         Segment pretax operating income  (1)..........................     $  8,072    $  7,218    $   12,484    $   10,842
         Less: Goodwill and other unallocated amortization.............          593         589         1,182         1,176
                 Interest income: unallocated and other................         (127)     (1,148)         (243)      ( 2,064)
                 Amortization of debt refinancing costs ...............          319         319           637           637
                                                                            --------    --------    ----------    ----------
         Consolidated income before income taxes.......................     $  7,287    $  7,458    $   10,908    $   11,093
                                                                            ========    ========    ==========    ==========



         Assets
                                                                          December 31,  June 30,
                                                                              2000        2001
                                                                            --------    ---------

         Segment information...........................................     $362,593    $ 350,521
         Add: Corporate and other......................................       12,283        8,737
                                                                            --------    ---------
         Consolidated assets...........................................     $374,876    $ 359,258
                                                                            ========    =========

-------------------------------------------------------------------------
  (1) Represents operating income, including allocated interest expense, but excluding amortization of goodwill and debt refinancing costs, and income taxes.
                                      -7-

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with Management's Discussion and Analysis and the discussion under the heading "Legal Proceedings
- Regulatory and Legislative Matters" included in the Company's 2000 Form 10-K.

GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. For the six months ended June 30, 2001, approximately 72%, 19% and 9% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.

TOBACCO INDUSTRY BUSINESS ENVIRONMENT

     Manufacturers and distributors of cigarettes and other tobacco products are currently facing a number of significant issues that affect the business environment in which they operate including proposed additional governmental regulation; actual and proposed excise tax increases (see "Impact of Tobacco Taxes " below); increased litigation involving health and other effects of cigarette smoking and other uses of tobacco; and litigation by the U.S. Department of Justice to recover federal Medicare costs allegedly connected to smoking. The tobacco industry is also currently subject to significant regulatory restrictions, such as the requirement that product packages display warning labels, a prohibition on television and radio advertising and prohibitions on sales to minors.

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

     On September 22, 1999, the U.S. Department of Justice filed "an action to recover health care costs paid for and furnished...by the federal government for lung cancer, heart disease, emphysema and other tobacco-related illnesses caused by the fraudulent and tortious conduct of..." the major tobacco manufacturers. The defendant companies announced that they would fight the litigation, and on December 27, 1999 moved to dismiss the government's complaint. On September 28, 2000, the U.S. District Court for the District of Columbia dismissed some of the government's claims but allowed the case to precede on two "civil RICO" grounds, on which all parties have filed procedural motions that the court continues to review. A recent offer by the Justice Department to settle the litigation has not been accepted to date. If the Justice Department prevails in the litigation, or if the litigation is settled, there can be no assurance that the litigation will not result in increased cigarette prices and/or a material reduction of the consumption of tobacco products in the United States; such circumstances could have a material adverse affect on the Company's business and financial position.

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


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     NET SALES. Net sales for the three months ended June 30, 2001 were $878.6 million, an increase of $106.8 million or 13.8% over the same period in 2000. The increase in net sales was primarily due to an increase in net sales of cigarettes, as well as increased sales of food and non-food products in 2001 compared to 2000.

     Net sales of cigarettes for the three months ended June 30, 2001 were $630.7 million, an increase of $82.8 million or 15.1% over the same period in 2000. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices, which have been passed on to the Company's customers in the form of higher prices and an increase in carton sales. The Company's total cigarette unit sales for the three months ended June 30, 2001 were 22.0 million cartons, an increase of 1.7 million cartons or 8.1% from the same period of 2000. Net sales of food and non-food products for the three months ended June 30, 2001 were $247.9 million, an increase of $23.9 million or 10.7% over the same period in 2000.

     GROSS PROFIT. Gross profit for the three months ended June 30, 2001 was $53.8 million, an increase of $3.1 million or 6.0% over the same period in 2000. The gross profit margin for the three months ended June 30, 2001 decreased to 6.1% of net sales as compared to 6.6% of net sales for the comparable period in 2000.

     For the three months ended June 30, 2001, the Company recognized LIFO expense of $4.5 million compared to $0.2 million for the comparable period in 2000. The increase in LIFO expense for the three months ended June 30, 2001, was primarily the result of a cigarette price increase that occurred in the second quarter of 2001, whereas no such increase occurred in the second quarter of 2000.

     OPERATING  AND  ADMINISTRATIVE   EXPENSES.   Operating  and  administrative
expenses for the three months ended June 30, 2001 were $43.2 million, an increase of $3.3 million or 8.1% over the same period in 2000, which was at a slower rate than real growth in volume. However, such expenses for the three months ended June 30, 2001 decreased to 4.9% of net sales as compared to 5.2% of net sales for the same period in 2000, primarily due to the fact that the Company continues to exert tight control over expenses.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended June 30, 2001 was $10.6 million, a decrease of $0.2 million or 1.8% as compared to the same period in 2000. As a percentage of net sales, operating income for the three months ended June 30, 2001 was 1.2%, as compared to 1.4% for the same period in 2000.

     NET INTEREST EXPENSE. Net interest expense for the three months ended June 30, 2001 was $2.8 million, a decrease of $0.4 million or 11.4% as compared to the same period in 2000, which resulted from a decrease in the Company's average debt levels and a decrease in average borrowing rates.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     NET SALES. Net sales for the six months ended June 30, 2001 were $1,632.8 million, an increase of $138.2 million or 9.2% over the same period in 2000. The increase in net sales was primarily due to an increase in net sales of cigarettes, as well as increased sales of food and non-food products in 2001 compared to 2000.

     Net sales of cigarettes for the six months ended June 30, 2001 were $1,176.4 million, an increase of $108.7 million or 10.2% over the same period in 2000. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices, which have been passed on to the Company's customers in the form of higher prices, and an increase in carton sales. The Company's total cigarette unit sales for the six months ended June 30, 2001 were

41.7 million cartons, an increase of 2.1 million cartons or 5.2% from the same period of 2000. Cigarette carton sales in the U.S. increased by 2.1 million cartons or 6.4% compared to the same period in 2000. The increase in carton sales was attributable to increased volume with new and existing customers. Net sales of food and non-food products for the six months ended June 30, 2001 were $456.4 million, an increase of $29.5 million or 6.9% over the same period in 2000.

     GROSS PROFIT. Gross profit for the six months ended June 30, 2001 was $102.9 million, an increase of $6.2 million or 6.4% over the same period in 2000. The gross profit margin for the six months ended June 30, 2001 decreased to 6.3% of net sales as compared to 6.5% of net sales for the comparable period in 2000.

     For the six months ended June 30, 2001, the Company recognized LIFO expense of $4.9 million compared to $0.9 million for the comparable period in 2000. The increase in LIFO expense for the six months ended June 30, 2001, was primarily the result of a cigarette price increase that occurred in the first six months of 2001, which was substantially in excess of the one that occurred in the first six months of 2000.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the six months ended June 30, 2001 were $85.3 million, an increase of $6.4 million or 8.1% over the same period in 2000, which was at a slower rate than real growth in volume. However, such expenses for the six months ended June 30, 2001 decreased to 5.2% of net sales as compared to 5.3% for the same period in 2000, primarily due to the fact that the Company continues to exert tight control over expenses.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the six months ended June 30, 2001 was $17.6 million, a decrease of $0.2 million or 1.1% as compared to the same period in 2000. As a percentage of net sales, operating income for the six months ended June 30, 2001 was 1.1%, as compared to 1.2% for the same period in 2000.

     NET INTEREST EXPENSE. Net interest expense for the six months ended June 30, 2001 was $5.9 million, a decrease of $0.4 million or 6.0% compared to 2000, which resulted from a decrease in the Company's average debt levels and a decrease in average borrowing rates.

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

     The Company's debt obligations totaled $144.4 million at June 30, 2001, a decrease of $42.2 million or 22.6% from $186.6 million at December 31, 2000. The net decrease in outstanding debt is primarily due to decreased borrowings needed to finance working capital funding requirements. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. At year end the Company typically carries higher inventories which are then liquidated in future periods. Therefore, net cash provided by operating activities is typically higher at interim periods than at the end of any fiscal year.

     The Company made capital expenditures of $3.4 million for the six months ended June 30, 2001, primarily related to warehouse and equipment purchases. For the remainder of 2001, the Company estimates it will spend approximately $4 to $5 million on similar capital requirements.

IMPACT OF TOBACCO TAXES

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. In the first six months of 2001, such taxes on cigarettes represented approximately 23% of cigarette net sales in the U.S. and 44% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

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

         Not applicable


Item 5:  Other Information

         Not applicable


Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits


         None.

(b)      Reports on Form 8-K:


         None.
                                      -13-

 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on August 13, 2001.


                          CORE-MARK INTERNATIONAL, INC.



                          By        /s/ Leo F. Korman
                             -----------------------------------
                          Leo F. Korman, Senior Vice President and
                          Chief Financial Officer
                                      -14-