Form 10-K405
period 2001-12-31
CORE MARK INTERNATIONAL INC
filed 2002-03-27
CIK 1024726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


         [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x ]

     As of February 28, 2002, all of the Registrant's voting stock was held by affiliates of the Registrant. (See Item 12.)

     Registrant's Common Stock outstanding at February 28, 2002 was 5,500,000 shares.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company, with net sales of over $3.4 billion in 2001, is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The Company's principal customers include traditional and petroleum convenience stores, grocery stores, drug stores, mass merchandisers and liquor stores. The Company offers its customers a wide variety of products including cigarettes, candy, snacks, fast food, groceries, health and beauty care products and other general merchandise.

     The Company's principal markets include the western United States and western Canada. The Company services its United States customers from 15 primary distribution facilities, seven of which are located in California. In Canada, the Company services its customers from four distribution facilities. In addition, the Company operates a significant facility for one of its customers, which is 100% dedicated to servicing that customers' convenience retail locations.

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

     INCREASE SALES TO EXISTING CUSTOMERS. Because the Company generally carries many products that its typical retail store customer purchases from other suppliers, a primary element of its growth strategy is to increase sales to existing customers. The Company's typical customer purchases its products from the Company, from manufacturers who distribute directly to retailers, and from a variety of smaller local distributors or jobbers. The Company is particularly focused on becoming the retail customer's primary supplier. The Company attempts to do this by implementing programs designed to eliminate the need for deliveries provided by local distributors and jobbers. Such programs are centered on increasing non-cigarette sales that provide higher gross margins than those associated with the distribution of cigarettes. As part of the effort, the Company provides compensation incentives to its sales force as well as a number of value-added services and marketing programs to its customers. These programs include: (i) Smart Sets (which helps ensure that retailers display the right product in the right place); (ii) SmartStock(R) (which provides state of the art category management for key, high-volume, high-impulse convenience retail categories); and (iii) Promo Power (a Company publication which offers manufacturer promotions).

     ADD NEW CUSTOMER LOCATIONS IN EXISTING MARKETS. The Company also seeks to leverage its existing distribution network by securing additional customers within existing routes. The Company believes it has many opportunities to add additional customers at low marginal distribution costs. The Company continues to market to a wide variety of trade channels, including hotel gift shops, military bases, correctional facilities, college bookstores and video rental stores. The Company believes that there is significant opportunity to increase net sales and profitability by adding new customers and maximizing economies of scale.

     PRODUCTIVITY ENHANCEMENT PROGRAMS. The Company derives significant cost reductions from a variety of productivity enhancement programs. These productivity enhancement programs include: (i) BOSS, a batch order selection system that increases the efficiency and reduces the cost of full-case order fulfillment; (ii) Pick-to-Light, a paperless picking system that reduces the travel time for the selection of less-than-full-case order fulfillment; (iii) Radio Frequency, a hand-held wireless computer technology that eliminates paperwork and updates receiving inventory levels and stocking requirements on a real-time basis; (iv) Checker Automation, an on-line order verification system that has significantly reduced labor costs by automating inspection of order accuracy; and (v) fleet management tools such as on board computers and Roadshow, a software program that optimizes the routing of customer deliveries. The Company intends to continue to pursue cost reductions by completing the roll-out of some of these and other programs.

     SELECTIVE ACQUISITIONS. The wholesale distribution industry is highly fragmented and comprised mainly of a large number of small, privately-held businesses. Management believes that the consolidation that has taken place in recent years will continue and that numerous attractive acquisition opportunities will arise. Given the current utilization rates of many of the Company's existing warehouse and distribution facilities as well as the quality of the Company's in-house IT capability, management believes that a significant amount of incremental sales can be selectively integrated into the Company's operations without significant additions to fixed costs.

PRODUCTS DISTRIBUTED

     The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. Cigarette net sales constituted approximately 72% of the Company's total net sales in 2001.

     CIGARETTE PRODUCTS

     The Company offers substantially all brands of cigarettes from all of the major manufacturers, including national premium labels such as Marlboro, Winston and Player; discount labels such as Viceroy, Basic, GPC and Doral; and deep discount labels such as the Company's private label brand, Best Buy(R), as well as Best Value and Monarch.

     FOOD AND NON-FOOD PRODUCTS

     The Company offers its customers a wide variety of food and non-food products (approximately 31,000 stock keeping units (SKU's)), including candy, snacks, fast food, groceries, non-alcoholic beverages, health and beauty care products and general merchandise. The Company's strategy is to offer its convenience retail store customers a variety of food and non-food products at reasonable prices in flexible quantities.

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

CUSTOMERS

     The Company's current customer base is comprised of a wide range of retailers, including traditional and petroleum convenience stores, grocery stores, drug stores, mass-merchandisers and liquor stores. The Company also provides services to hotel gift shops, military bases, correctional facilities, college bookstores and video rental stores. In 2001, the Company's largest customer accounted for 5.6% of net sales, and the Company's ten largest customers accounted for approximately 29% of net sales. As a result of its size and geographic coverage, the Company supplies a number of regional and national chain corporations and, therefore, is able to distribute products to all or substantially all of such customers' individual store locations in the Company's market area.

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

SUPPLIERS AND MANUFACTURERS

     The Company purchases products for resale to its customers from approximately 2,000 suppliers and manufacturers located throughout the United States and Canada. Although the Company purchases cigarette and tobacco products from all major United States and Canadian manufacturers, approximately 37%, 15%, 8% and 6% of the Company's net sales in 2001 were derived from products purchased by the Company from Philip Morris, R.J. Reynolds, Imperial Tobacco and Brown & Williamson, respectively. No other supplier's products represented more than 10% of net sales. In addition, Philip Morris manufactures the Company's private label Best Buy(R) cigarettes. The loss of or a major change in the Company's relationships with any of these manufacturers or in any of their structured incentive programs (see Cigarette Products, below) could have a material adverse effect on the Company's financial position or results of operations.

     The Company has no long-term purchase agreements and buys substantially all its products as needed.

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

     The Company's Artic Cascade division, a consolidated frozen warehouse, purchases frozen foods for all of the Company's United States divisions. By consolidating the frozen food purchases, the Company is able to obtain such products at lower cost. Buying in one location also allows the Company to reduce total inventory and offer a wide selection of quality products to retailers at more competitive prices.

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

DISTRIBUTION

     The Company maintains 19 primary distribution facilities, of which 15 are located in the western United States and four are located in western Canada. These distribution facilities include two consolidating warehouse operations, AMI and Artic Cascade. In addition, the Company operates a significant facility for one of its customers, which is 100% dedicated to servicing that customers' convenience retail locations. Each distribution facility is outfitted with modern equipment (including freezers and coolers as required) for receiving, stocking, order selection and loading a large volume of customer orders on trucks for delivery. Each facility provides warehouse, distribution, sales and support functions for its geographic area under the supervision of a division manager. In addition, the Company believes that the majority of its distribution facilities have the capacity to absorb significant future growth in net sales.

     The Company's trucking system includes straight trucks and tractors (primarily leased by the Company) and trailers (primarily owned by the Company). The Company's standard is to maintain its transportation fleet to an average age of five years or less. The Company employs a state-of-the-art, computerized truck routing system to efficiently construct delivery routes.

COMPETITION

     The convenience retail distribution business is comprised of one national distributor in the United States (McLane, a subsidiary of Wal-Mart), a number of large, multi-regional competitors in the United States (participants with a presence in several contiguous regional markets), one multi-regional competitor in Canada and a large number of smaller distributors that compete in one or two markets. Multi-regionals in the United States include the Company in the west, GSC Enterprises in the south and southeast, H.T. Hackney in the southeast, and Eby-Brown Company in the midwest and east. Multi-regionals in Canada include the Company in the west and Wallace and Carey in the west and midwest. Relative to smaller competitors, multi-regional distributors such as the Company benefit from several competitive advantages including greater purchasing power, the ability to service chain accounts, scale cost advantages in sales and warehouse operations, the ability to spread fixed corporate costs over a larger revenue base and the resources to invest in both IT and productivity enhancing technology. These factors have led to a consolidation of the industry as small competitors exit the industry and some larger convenience retail distributors seek acquisitions to increase the utilization of their existing operations.

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

EMPLOYEES

     As of December 31, 2001, the Company had 2,916 employees.

     The Company is a party to local collective bargaining agreements with the International Brotherhood of Teamsters covering clerical, warehouse and transportation personnel at its facilities in Hayward, California, which expires on January 15, 2003, and covering warehouse and transportation personnel in Las Vegas, Nevada, which expires on March 31, 2002. The Company is party to a collective bargaining agreement with United Food Commercial Workers covering warehouse and transportation personnel in Calgary, Alberta, which expires on August 31, 2005. The Company is a party to a collective bargaining agreement with Industrial Wood and Allied Workers of Canada covering warehouse personnel in Victoria, British Columbia, which expires April 5, 2002. The Company is currently in negotiations with both the unions in Las Vegas and Victoria, British Columbia. Based upon the current level of discussions, the Company does not anticipate any disruptions to our business at those facilities. These agreements cover an aggregate of less than 9% of the Company's employees.

     Management believes that the Company's relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company does not own any real property. The principal executive offices of the Company are located in South San Francisco, California, and consist of approximately 22,000 square feet of leased office space. In addition, the Company leases approximately 13,000 square feet in Vancouver, British Columbia for its tax and information technology departments and 8 small offices for use by sales personnel in certain parts of the United States and Canada. The Company also leases its 19 primary distribution facilities, 15 of which are located in the western United States and four in western Canada. Each distribution facility is equipped with modern equipment (including freezers and coolers at 18 facilities) for receiving, stocking, order selection and shipping a large volume of customer orders. The Company believes that it currently has sufficient capacity at its distribution facilities to meet its anticipated needs and that its facilities are in satisfactory condition.

     The Company's leases expire on various dates between 2002 and 2011, and in many instances give the Company renewal options. The aggregate rent paid in connection with the Company's distribution facilities, regional sales offices and corporate and administrative offices was approximately $8.0 million in 2000 and $8.4 million in 2001. The Company's distribution facilities range from 22,000 to 194,000 square feet and account for approximately 1.9 million square feet in aggregate. Management believes that the Company's current utilization of warehouse facilities is approximately 70% to 80% in the aggregate.

ITEM 3.  LEGAL PROCEEDINGS

REGULATORY AND LEGISLATIVE MATTERS

     Manufacturers and distributors of cigarettes and other tobacco products are currently facing a number of significant issues that affect the business environment in which they operate including: proposed additional governmental regulation; actual and proposed excise tax increases (see Item 7. "Management's Discussion and Analysis Of Financial Condition and Results of Operations -
Impact of Tobacco Taxes"); increased litigation involving health and other effects of cigarette smoking and other uses of tobacco; and litigation by the U.S. Department of Justice to recover federal Medicare costs allegedly connected to smoking. The tobacco industry is also currently subject to significant regulatory restrictions, such as the requirement that product packages display warning labels, a prohibition on television and radio advertising and prohibitions on sales to minors.

     On March 21, 2000, the U.S. Supreme Court ruled that the United States Food and Drug Administration (the "FDA") does not have jurisdiction over cigarettes and smokeless tobacco products. Subsequent to this ruling, legislation has been introduced in Congress that would grant the FDA authority to regulate tobacco products. Although no such legislation passed during the year 2001, the prospects for similar legislation in the future are uncertain. If such legislation is passed, there could be no assurance that the FDA would not promulgate regulations that would result in a material reduction in the consumption of tobacco products in the United States, or would otherwise have a material adverse effect on the Company's business and financial position.

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

     Over the past decade, various state and local governments have imposed significant regulatory restrictions on tobacco products, including sampling and advertising bans or restrictions, packaging regulations and prohibitions on smoking in restaurants, office buildings and public places. With a limited number of exceptions, the state Medicaid litigation settlement prohibits the participating tobacco manufacturers from challenging any restriction relating to tobacco control enacted prior to June 1, 1998. Additional state and local legislative and regulatory actions - including substantial increases in excise taxes - are being considered and are likely to be promulgated in the future. The Company is unable to assess the future effects that these various proposals may have on the sale of the Company's products. Nonetheless, the Company does anticipate that any increase in cigarette prices, whether as a result of an increase in excise taxes or some other regulatory initiative, may cause a reduction of the consumption of tobacco products in the relevant jurisdiction.

     In addition, proposals have been made in Congress in recent years to require additional warning notices on tobacco products, to disallow advertising and promotional expenses as deductions under federal tax law and to further regulate the production and distribution of cigarettes and smokeless tobacco. While neither the state Medicaid litigation settlement nor recent legislation would impose restrictions on the sale of cigarettes and smokeless tobacco products to adults, there can be no assurance that such restrictions will not be proposed in the future or that any such proposed legislation or regulations would not result in a material reduction of the consumption of tobacco products in the United States or would not have a material adverse effect on the Company's business and financial position.

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

LEGAL MATTERS

     On September 22, 1999, the U.S. Department of Justice filed "an action to recover health care costs paid for and furnished...by the federal government for lung cancer, heart disease, emphysema and other tobacco-related illnesses caused by the fraudulent and tortious conduct of..." the major tobacco manufacturers. On September 28, 2000, the U.S. District Court for the District of Columbia dismissed some of the government's claims but allowed the case to proceed on two "civil RICO" grounds, on which all parties have filed procedural motions that the court continues to review. If the Justice Department prevails in the litigation, or if the litigation is settled, there can be no assurance that the litigation will not result in increased cigarette prices and/or a material reduction of the consumption of tobacco products in the United States; such circumstances could have a material adverse affect on the Company's business and financial position.

     On July 14, 2000, a Florida state court jury awarded a class of Florida smokers $145 billion in punitive damages against the major U.S. tobacco companies. The tobacco companies moved to set aside the award and remove the case to federal court; such motions were denied, as was the tobacco companies' request for a new trial. The tobacco companies appealed the judgment. The appeal is pending in the Third District Court of Appeals in Miami, Florida. If the class of Florida smokers prevails in the litigation, or if the litigation is settled, there can be no assurance that the litigation will not result in increased cigarette prices and/or a material reduction of the consumption of tobacco products in the United States; such circumstances could have a material adverse affect on the Company's business and financial position.

     In November 1999, the Company was named as a defendant in two separate lawsuits filed in state court in New Mexico by two individual plaintiffs. The other defendants include the principal U.S. tobacco manufacturers, as well as other distributors. The complaints seek compensatory and punitive damages for injuries allegedly caused by the use of tobacco products. During 2001, the Company was dismissed from both of the New Mexico cases.

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








ITEM 6.                           SELECTED HISTORICAL
                      CONSOLIDATED FINANCIAL AND OTHER DATA


     The following table sets forth selected historical consolidated financial and other data for the Company. The historical financial data as of the end of and for each year in the five year period ended December 31, 2001 have been derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all contained elsewhere in this Form 10-K.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                               SELECTED HISTORICAL
                      CONSOLIDATED FINANCIAL AND OTHER DATA


                                                               Year Ended December 31,
                                                                   (in thousands)
                                            --------------------------------------------------------------
                                               1997         1998         1999         2000         2001
                                            ----------   ----------   ----------   ----------   ----------

Statement of Income Data:
     Net sales...........................   $2,395,867   $2,476,376   $2,838,107   $3,035,379   $3,425,024
     Costs of goods sold (a).............    2,216,162    2,295,659    2,643,069    2,840,334    3,211,160
                                            ----------   ----------   ----------   ----------   ----------
     Gross profit (a)....................      179,705      180,717      195,038      195,045      213,864
     Operating and administrative
         expenses........................      148,902      150,977      155,128      160,143      169,691
                                            ----------   ----------   ----------   ----------   ----------
     Operating income (a)................       30,803       29,740       39,910       34,902       44,173
     Interest expense, net...............       18,181       15,402       12,696       12,852       11,121
     Amortization of debt
            refinancing costs (b)........        1,498        2,204        1,274        1,274        1,274
                                            ----------   ----------   ----------   ----------   ----------
     Income before income taxes..........       11,124       12,134       25,940       20,776       31,778
     Income tax expense (c)..............        4,834        4,925        5,740        9,721       14,268
                                            ----------   ----------   ----------   ----------   ----------
     Net income (a)......................   $    6,290   $    7,209   $   20,200   $   11,055   $   17,510
                                            ==========   ==========   ==========   ==========   ==========

Other Data:
     EBITDAL (d).........................   $  41,597    $   56,419   $   53,493   $   50,129   $   59,446
     Cash provided by (used in):
         Operating activities............      17,547         5,933       40,781       (1,925)      28,211
         Investing activities............     (30,739)       (5,311)      (6,575)      (7,620)      (7,916)
         Financing activities............       3,549         9,533      (42,789)      21,282      (23,150)
     Depreciation and amortization (e)...       7,528         8,065        7,912        8,911        9,678
     LIFO expense (a)....................       3,266        18,614        5,671        6,316        5,595
     Capital expenditures................       9,378         5,311        6,575        7,620        7,916

                                                                 As of December 31,
                                                                   (in thousands)
                                            --------------------------------------------------------------
                                               1997         1998         1999         2000           2001
                                            ---------     ---------     --------   ----------   ----------

Balance Sheet Data:
     Total assets.......................    $ 336,580     $ 359,390   $  350,068   $  374,876   $  390,141
     Total debt, including current
         maturities.....................      197,012       208,124      165,335      186,617      163,467




    See Notes to Selected Historical Consolidated Financial and Other Data.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                    NOTES TO SELECTED HISTORICAL CONSOLIDATED
                            FINANCIAL AND OTHER DATA


(a) The Company's U.S. inventories are valued at the lower of cost or market. Cost of goods sold is determined on a last-in, first-out (LIFO) basis. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income compared to the FIFO method ("LIFO expense") while lower costs are retained in inventories. Conversely, during periods of declining prices or a decrease of the Company's inventory quantities, the LIFO method of costing inventories generally results in lower costs being charged against income compared to the FIFO method ("LIFO income"). During the year ended December 31, 1998, the Company recognized LIFO expense of $18.6 million, primarily due to several very large increases in domestic cigarette wholesale prices during 1998. However, the LIFO expense in 1998 was more than offset by profits resulting from such price increases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on the impact of the LIFO inventory valuation method on other accounting periods.

(b) Amortization of debt refinancing costs reflects the amortization of all costs associated with issuing, restructuring and refinancing debt.

(c) Prior to 1999, the Company had a significant valuation allowance that reduced certain deferred tax assets, based upon management's assessment that it was more likely than not that these deferred tax assets would not be realized. However, as a result of the Company's strong earnings history, in 1999 management concluded that the tax benefits related to future deductions, including net operating loss carryforwards, were more likely than not to be realized. Therefore, in 1999, the Company recorded a $6.2 million decrease in its valuation allowance, which resulted in a one-time reduction of its tax rate of approximately 24%.

(d) EBITDAL represents operating income before depreciation, amortization and LIFO expense, each as defined herein. EBITDAL should not be considered in isolation or as a substitute for net income, operating income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAL is included because it is one measure used by certain investors to determine a company's ability to service its indebtedness.

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

GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the year ended December 31, 2001, approximately 72%, 19% and 9%, of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.

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

     During the most recent five-year period, the Company's sales of cigarettes were (in thousands):


       FOR THE YEAR ENDED
           DECEMBER 31,                               NET SALES       CARTONS
       ------------------                             ---------       -------

              1997                                   $1,603,362       92,368
              1998                                    1,671,860       87,951
              1999                                    1,989,890       78,972
              2000                                    2,174,700       80,468
              2001                                    2,473,124       86,710

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Core-Mark International's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or economic conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates its allowance based on both specific identification and historical experience. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INVENTORY VALUATION. The Company provides inventory valuation adjustments for estimated spoiled, aged, and unrecoverable inventory based on historical shrinkage and sales experience. If actual recovery rates differ from the estimates, additions to the inventory valuation adjustments may be required.

     GOODWILL. The Company assesses the recoverability of long-lived assets, primarily goodwill, by determining whether the amortization of such assets over the remaining life can be recovered through undiscounted future operating cash flows of the related operations. The Company estimates future cash flows based on its experience and knowledge of the markets in which it operates. However, these estimates project cash flows several years into the future and are affected by future economic conditions. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The Company is required to adopt SFAS No. 142 on January 1, 2002 at which time goodwill will no longer be amortized but will be required to be tested for impairment at least annually at the reporting unit level based upon an estimate of implied fair value, as defined.

     SELF-INSURANCE RESERVES. The Company records estimates related to health and welfare, and workers' compensation costs that are principally self-insured programs. Should the number or severity of claims change from what was estimated, or costs of health care increase beyond what was anticipated, adjustments to the reserves may be required.


IMPACT OF LIFO INVENTORY VALUATION METHOD

     The Company's U.S. inventories are valued at the lower of cost or market. Cost of goods sold is determined on a last-in, first-out (LIFO) basis using Producer Price Indices as determined by the U.S. Department of Labor Statistics. The Company's Canadian inventories are valued on a first-in, first-out (FIFO) basis.

     During periods of price inflation in the Company's product lines, the LIFO methodology generally results in higher expenses being charged to cost of goods sold ("LIFO expense") while lower costs are retained in inventories.
Historically, increases in the Company's cost of cigarettes resulted from a combination of cost increases by cigarette manufacturers and increases in federal and state excise taxes. In 1999, 2000, and 2001 LIFO expense of $5.7 million, $6.3 million and $5.6 million, respectively, is primarily the result of increases in cigarette prices.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     NET SALES. Net sales for 2001 were $3,425.0 million, an increase of $389.6 million or 12.8% over 2000. The increase in net sales was due to higher net sales in both cigarettes and food and non-food products.

     Net sales of cigarettes for 2001 were $2,473.1 million, an increase of $298.4 million or 13.7% over 2000. The Company's total cigarette unit sales for 2001 were 86.7 million cartons, an increase of 6.2 million cartons or 7.7% from 2000. The increase in net sales dollars of cigarettes was due to an increase in carton sales and increases in manufacturers' list prices, which have been passed on to the Company's customers in the form of higher prices. The increase in the Company's carton sales was attributable to an increase in the U.S. of 5.9 million cartons or 8.8%, and an increase in Canada of 0.3 million cartons or 2.3%. The increase in carton sales was primarily due to new customer volume.

     Net sales of food and non-food products in 2001 were $951.9 million, an increase of $91.2 million or 10.6% over 2000. The increase occurred primarily in fast food sales, which increased $24.5 million, or 20.8%, primarily due to new customer volume; general merchandise, which increased $15.4 million or 21.2%, due to increases in new and existing customer volume; snacks, which increased $13.8 million or 19.8%, due to increases in new and existing customer volume, and retail beverages, which increased $10.3 million or 11.8%, due primarily to new customer volume.

     GROSS PROFIT. Gross profit for 2001 was $213.9 million, an increase of $18.8 million or 9.6% over 2000. The gross profit margin in 2001 decreased slightly to 6.2% of net sales as compared to 6.4% of net sales in 2000. The decline in overall gross profit margin was principally due to an increase in the wholesale cost of cigarettes over the past year. Gross profit margins on cigarettes are significantly lower than the margins on food and non-food products, and the faster growth in cigarette revenues caused the overall reduction in margins. In addition gross profit margins on food and non-food products declined slightly.

     The Company recognized LIFO expense of $5.6 million in 2001, as compared to $6.3 million in 2000. The majority of the Company's LIFO expense is the result of price increases in the domestic cigarette categories. In 2001, in the U.S., the wholesale price of cigarettes increased by $1.90 per carton, as compared to an increase of $3.30 per carton in 2000. The impact of LIFO expense on the financial statements in 2001 and 2000, which was primarily caused by the increase in the price of cigarettes, was largely offset by profits resulting from such price increases.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for 2001 were $169.7 million, an increase of $9.5 million or 6.0% over 2000. However, such expenses in 2001 decreased to 5.0% of net sales as compared to 5.3% for 2000. The decline in operating expenses as a percent of net sales is the result of the Company continuing to exert tight control over expenses.

     OPERATING INCOME. As a result of the foregoing factors, operating income for 2001 was $44.2 million, an increase of $9.3 million or 26.6% compared to 2000. As a percentage of net sales, operating income for 2001 was 1.3%, as compared to 1.1% in 2000.

     NET INTEREST EXPENSE. Net interest expense for 2001 was $11.1 million, a decrease of $1.7 million or 13.5% from 2000. This was the result of a decrease in the Company's average debt levels and a decrease in average borrowing rates.

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

     Net sales of food and non-food products in 2000 were $860.7 million, an increase of $12.5 million or 1.5% over 1999. The increase occurred primarily in retail beverage sales, which increased $7.1 million or 8.8% and fast food sales, which increased $6.5 million or 5.9%, offset by a decrease in cigar and non-cigarette tobacco sales of $8.0 million or 5.4%.

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

     The Company recognized LIFO expense of $6.3 million in 2000, as compared to $5.7 million in 1999. The majority of the Company's LIFO expense is the result of price increases in the domestic cigarette categories. In 2000, in the U.S., the wholesale price of cigarettes increased by $3.30 per carton, as compared to an increase of $1.80 per carton in 1999. The impact of LIFO expense on the financial statements in 2000 and 1999, which was primarily caused by the increase in the price of cigarettes, was largely offset by profits resulting from such price increases.

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

     NET INTEREST EXPENSE. Net interest expense for 2000 was $12.9 million, an increase of $0.2 million or 1.2% from 1999. This was the result of an increase in interest rates, offset by a decrease in the Company's average debt levels.

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

     On April 1, 1998, the Company entered into a transaction to securitize its U.S. trade accounts receivable portfolio ("Accounts Receivable Facility"). In connection with this transaction, the Company formed a wholly-owned special purpose bankruptcy-remote subsidiary (the "Special Purpose Company" or "SPC"), to which the U.S. trade accounts receivable originated by the Company are sold or contributed, without recourse, pursuant to a receivables sale agreement. The receivables have been assigned, with a call option by the SPC, to a trust formed pursuant to a pooling agreement. On April 1, 1998, the SPC issued two classes of term certificates with an aggregate principal value of $55 million, and variable certificates of up to $30 million representing fractional undivided interests in the receivables and the proceeds thereof. The SPC is included in the Company's consolidated financial position and results of operations, and therefore all assets and liabilities of the SPC are reflected on the consolidated balance sheet of the Company.

     On a daily basis, collections related to sold receivables are administered by the Company acting as servicer, pursuant to a servicing agreement. Pursuant to supplements to the pooling agreement, certificate holders' accrued interest expense and other securitization expenses are reserved out of daily collections, before such remaining collections are returned to the Company by the SPC to pay for the SPC's purchase of newly originated receivables from the Company. The revolving period of the securitization expires in January 2003, or earlier if an early amortization event, as defined in the pooling agreement, occurs. The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class
B) above the Eurodollar Rate, which was 1.87% as of December 31, 2001. The interest rate on the variable certificates is 0.25% above the commercial paper rate (as defined in the securitization agreement), which was 1.78% as of December 31, 2001.

     In connection with the securitization of accounts receivable, the Company amended its Revolving Credit Facility. The amendment reduced the available credit facility from $175 million to $120 million, reduced its interest rates from 1.5% to 1.0% above the Prime Rate, and from 2.5% to 2.0% above the Eurodollar Rate, as defined in the amendment, and extended the maturity through April, 2003. As a result of this modification, the Company wrote off $0.9 million of unamortized refinancing costs relating to the Revolving Credit
Facility in the second quarter of 1998. Based on certain criteria in the Revolving Credit Facility, the Company further reduced its interest rates effective October 1, 1998 to 0.75% above the Prime Rate and 1.75% above the Eurodollar Rate and again effective March 16, 1999, to 0.25% above the Prime Rate, and 1.25% above the Eurodollar Rate, which are the rates in effect at December 31, 2001. The bank's Prime Rate and Eurodollar Rate was 4.75% and 1.87%, respectively, at December 31, 2001.

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

     The Company's debt obligations totaled $163.5 million at December 31, 2001, a decrease of $23.2 million or 12.4% from $186.6 million at December 31, 2000. As of December 31, 2001, the amount outstanding under the Revolving Credit
Facility was $12.0 million, with a sufficient borrowing base to draw an additional $108.0 million, the limit under this facility. In addition, the amount outstanding under the Accounts Receivable Facility was $76.5 million as of December 31, 2001. At December 31, 2001, the Company had sufficient collateral, with respect to this facility, to issue up to its limit of this facility, of an additional $8.5 million. The net decrease in outstanding debt is due primarily to an increase in net cash provided from operating activities in 2001. Debt requirements are generally the highest at December 31 when the Company historically carries higher inventory.

     The following table summarizes the Company's significant contractual commitments at December 31, 2001 (in thousands):

CONTRACTUAL OBLIGATIONS                                                     PAYMENTS DUE BY YEAR
-----------------------                                                     --------------------
                                                 Total        2002       2003          2004         2005      Thereafter
                                               ---------   ---------   ---------    ---------    ---------    ---------

Long term debt.....................
     Accounts Receivable facility              $  76,500   $    0      $  76,500    $     0      $     0     $     0
     Revolving Credit facility.....               11,967        0         11,967          0            0           0
     Senior Subordinated notes.....               75,000        0         75,000          0            0           0
Operating Leases...................               54,716      12,242      10,409        8,908        7,473      15,684
                                               ---------   ---------   ---------    ---------    ---------   ---------

Total..............................            $ 218,183   $  12,242   $ 173,876    $   8,908    $   7,473   $  15,684
                                               =========   =========   =========    =========    =========   =========

     The revolving period of the Accounts Receivable Facility expires in January 2003. This facility is structured such that, upon expiration, the subsequent collections of U.S. trade receivables are used to pay the outstanding balance until it is paid in full. The Revolving Credit Facility expires on April 30, 2003. The Senior Subordinated notes mature on September 15, 2003. The Company intends to refinance all outstanding long-term debt prior to their maturities and is currently exploring alternatives. These alternatives include arrangements similar to existing arrangements such as a new accounts receivable securitization, a revolving facility, new senior subordinated notes, as well as other financing vehicles. Depending on the market conditions at the time of the refinancing, the terms obtained by the Company may, or may not be as favorable as the current terms.

     Under the Revolving Credit Facility, the Company must maintain certain financial covenants as prescribed in the credit agreement, including, but not limited to, current ratio, net worth, debt leverage and interest coverage, and operating income before certain non-cash items. At December 31, 2001, the Company was solidly in compliance with all financial covenants of all debt facilities.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. In 2001 net cash provided by operating activities was $28.2 million as compared to net cash used in operating activities of $1.9 million in 2000. The increase in operating cash flow in 2001, as compared to 2000, was the result of an increase in net income in 2001, and an improvement in net working capital. In both 2001 and 2000, inventory and accounts receivable increased primarily due to the increase in U.S. wholesale cigarette prices. In 2001, the increase in inventory was significantly offset by a corresponding increase in trade accounts payable.

     The Company made capital expenditures of $7.9 million in 2001. In 2002, the
Company  estimates  it  will  spend   approximately  $6-7  million  for  capital
requirements, principally consisting of warehouse and delivery equipment.

     In November 1998, the four largest U.S. cigarette manufacturers and the state attorneys general of almost all of the fifty states, agreed to a multi-billion dollar settlement over public health costs connected to smoking (see Item 3. "Legal Proceedings - Regulatory and Legislative Matters"). As a direct result of this settlement, the cigarette manufacturers raised the wholesale price of cigarettes by $4.50 per carton, effective November 24, 1998, in order to cover initial costs of the settlement, bringing the total per-carton price increase in the U.S. in 1998 to $6.35. In addition, the U.S. cigarette manufacturers have raised the wholesale price of cigarettes by $1.80 per carton in 1999, $3.30 per carton in 2000, and $1.90 per carton in 2001. These manufacturer price increases resulted in an increase in inventories and trade accounts receivable for the Company, and correspondingly higher debt and interest levels. At current levels of business activity, the Company has substantial excess borrowing capacity under its current credit facilities. However, if manufacturers' price increases or federal excise tax increases (over and above currently enacted increases) continue to sharply escalate, or if payment terms for state and provincial taxes were adversely changed (see "Impact of Tobacco Taxes"), the Company might be required to seek additional financing in order to meet such higher working capital requirements.

     The Company believes that price and tax increases of the magnitude recently experienced, as well as increases which occur in the future (see "Impact of Tobacco Taxes"), will have a negative impact on overall industry unit sales and will negatively affect the Company's sales of tobacco products. The Company is not able to quantify the impact of these higher prices and taxes on future sales of cigarettes and other tobacco products.

IMPACT OF TOBACCO TAXES

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. During 2001, such taxes on cigarettes represented approximately 22% of cigarette net sales in the U.S. and 43% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

     Under current law, almost all state and Canadian provincial taxes are payable by the Company under credit terms which, on the average, are more favorable than the credit terms the Company has approved for its customers to pay for products which include such taxes. This practice has benefited the Company's cash flow. If the Company were required to pay such taxes at the time such obligation was incurred without the benefit of credit terms, the Company would incur a substantial permanent increase in its working capital requirements and might be required to seek additional financing in order to meet such higher working capital requirements. Consistent with industry practices, the Company has secured a bond to guarantee its tax obligations to those states and provinces requiring such a surety (a majority of states in the Company's operating areas).

     As of January 1, 2002, the U.S. federal excise tax on cigarettes is $3.90 per carton of cigarettes, which includes a $.50 per carton increase that took effect on January 1, 2002. Unlike the state and provincial taxes described above, U.S. federal excise taxes on cigarettes are paid by the cigarette manufacturers and passed through to the Company as a component of the cost of cigarettes. Increases in U.S. federal excise taxes raise the Company's working capital requirements by increasing the balances of its inventories and accounts receivable. While the Company is unaware of any pending legislation that might further increase the federal excise tax on cigarettes, there can be no assurance that similar proposals will not be considered in the future.

INFLATION

     In response to increases or decreases in manufacturers' prices with respect to any of the Company's products, the Company historically has adjusted its selling price in order to maintain its gross profit dollars. Therefore, inflation and deflation generally do not have a material impact on the Company's gross profit. As described in "Liquidity and Capital Resources", significant increases in manufacturers' prices of cigarettes have occurred, due to the settlement of a number of legal issues facing the industry. The Company has been able to pass along to its customers all of the price increases that have occurred to date, and, based upon the past experience of the Company, would expect to pass along any future price or tax increases.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is changes in short-term interest rates on its domestic variable rate debt. At December 31, 2001, variable rate debt represented 54% of the Company's total debt. However, on average during 2001, variable rate debt represented 44% of the Company's total debt. Depending upon the borrowing option chosen, the variable rate debt is based upon either the bank's Prime Rate, the Eurodollar Rate, or the Commercial Paper rate, plus an applicable margin over one of these base rates. If interest rates on existing variable rate debt rose 22 basis points (which approximates 10%), the Company's results from operations and cash flows would not be materially affected.

     The Company conducts business in Canada. However, changes in the U.S./Canadian exchange rate had no material impact on the overall results of the Canadian operation, as virtually all revenues and expenses of such operations are Canadian dollar based.







ITEM 8.                         FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report................................................  18

Consolidated Balance Sheets as of December 31, 2000 and 2001................  19

Consolidated Statements of Income for the years ended December 31,
1999, 2000 and 2001.........................................................  20

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1999, 2000 and 2001............................................  21

Consolidated Statements of Cash Flows for the years ended December 31,
1999, 2000 and 2001.........................................................  22

Notes to Consolidated Financial Statements..................................  23

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS
CORE-MARK INTERNATIONAL, INC.:

     We have audited the accompanying consolidated balance sheets of Core-Mark International, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule of the Company listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Core-Mark International, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                            /s/ Deloitte & Touche LLP




SAN FRANCISCO, CALIFORNIA
FEBRUARY 22, 2002

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001
                            (IN THOUSANDS OF DOLLARS)

                                                                                  2000          2001
                                                                                --------     --------
ASSETS
------
Current assets:
     Cash..................................................................     $ 28,129     $ 24,230
     Receivables:
         Trade accounts, less allowance for doubtful
              accounts of $2,660 and $3,798, respectively..................      109,594      112,166
         Other.............................................................       17,055       20,002
     Inventories, net of LIFO allowance of $46,319 and
         $51,914, respectively.............................................      111,983      128,168
     Prepaid expenses and other............................................        7,694        8,547
                                                                                --------     --------

         Total current assets..............................................      274,455      293,113

Property and equipment:
     Equipment.............................................................       61,816       66,589
     Leasehold improvements................................................       11,138       11,438
                                                                                --------     --------

                                                                                  72,954       78,027
     Less accumulated depreciation and amortization........................      (41,888)     (45,180)
                                                                                --------     --------

         Net property and equipment........................................       31,066       32,847

Other assets...............................................................        9,588        6,497
Goodwill, net of accumulated amortization of
     $23,540 and $25,623, respectively.....................................       59,767       57,684
                                                                                --------     --------

Total assets...............................................................     $374,876     $390,141
                                                                                ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Trade accounts payable................................................     $ 51,791     $ 63,364
     Cigarette and tobacco taxes payable...................................       52,933       53,771
     Income taxes payable..................................................        3,476        4,067
     Deferred income taxes.................................................        3,759        4,879
     Other accrued liabilities.............................................       31,851       37,620
                                                                                --------     --------

         Total current liabilities.........................................      143,810      163,701

Long-term debt.............................................................      186,617      163,467
Other accrued liabilities and deferred income taxes........................        8,591       12,345
                                                                                --------     --------

     Total liabilities.....................................................      339,018      339,513

Commitments and contingencies

Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding...........................           55           55
     Additional paid-in capital............................................       26,121       26,121
     Retained earnings.....................................................       16,178       33,688
     Accumulated comprehensive loss:
         Cumulative currency translation adjustments.......................       (3,836)      (5,408)
         Additional minimum pension liability..............................       (2,660)      (3,828)
                                                                                --------     --------

     Total shareholders' equity............................................       35,858       50,628
                                                                                --------     --------

     Total liabilities and shareholders' equity............................     $374,876     $390,141
                                                                                ========     ========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                            (IN THOUSANDS OF DOLLARS)

                                                              1999               2000               2001
                                                           ----------         ----------         ----------
Net sales............................................      $2,838,107         $3,035,379         $3,425,024
Cost of goods sold...................................       2,643,069          2,840,334          3,211,160
                                                           ----------         ----------         ----------

      Gross profit...................................         195,038            195,045            213,864

Operating and administrative expenses................         155,128            160,143            169,691
                                                           ----------         ----------         ----------

      Operating income...............................          39,910             34,902             44,173

Interest expense, net................................          12,696             12,852             11,121
Amortization of debt refinancing costs...............           1,274              1,274              1,274
                                                           ----------         ----------         ----------

      Income before income taxes.....................          25,940             20,776             31,778

Income tax expense...................................           5,740              9,721             14,268
                                                           ----------         ----------         ----------

Net income...........................................      $   20,200         $   11,055         $   17,510
                                                           ==========         ==========         ==========
























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                                                RETAINED   ACCUMULATED
                                                                     ADDITIONAL EARNINGS      OTHER        TOTAL
                                                      COMMON STOCK    PAID-IN (ACCUMULATED COMPREHENSIVE SHAREHOLDERS' COMPREHENSIVE
                                                     SHARES   AMOUNT  CAPITAL   DEFICIT)   INCOME (LOSS)   EQUITY         INCOME
                                                   ---------  ------  -------   --------   -------------   ------         ------

        Balance, December 31, 1998...............  5,500,000   $55   $26,121   $(15,077)     $(7,237)      $ 3,862

        Net income...............................         --    --        --     20,200           --        20,200       $20,200
        Additional minimum pension liability.....         --    --        --         --          612           612           612
        Foreign currency translation adjustments.         --    --        --         --        1,276         1,276         1,276
                                                   ---------    --    ------      -----        -----        ------       -------
        Balance, December 31, 1999...............  5,500,000    55    26,121      5,123       (5,349)       25,950       $22,088
                                                                                                                         =======

        Net income...............................         --    --        --     11,055           --        11,055       $11,055
        Additional minimum pension liability.....         --    --        --         --         (260)         (260)         (260)
        Foreign currency translation adjustments.         --    --        --         --         (887)         (887)         (887)
                                                   ---------    --    ------    ---- --        -----        ------       -------
        Balance, December 31, 2000...............  5,500,000    55    26,121     16,178       (6,496)       35,858       $ 9,908
                                                                                                                         =======

        Net income...............................         --    --        --     17,510           --        17,510       $17,510
        Additional minimum pension liability.....         --    --        --         --       (1,168)       (1,168)       (1,168)
        Foreign currency translation adjustments.         --    --        --         --       (1,572)       (1,572)       (1,572)
                                                   ---------   ---   -------   --------      -------       -------       -------
        Balance, December 31, 2001...............  5,500,000   $55   $26,121   $ 33,688      $(9,236)      $50,628       $14,770
                                                   =========   ===   =======   ========      =======       =======       =======





























       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                            (IN THOUSANDS OF DOLLARS)

                                                                                  1999         2000         2001
                                                                                --------     --------     --------
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Net income.............................................................         $ 20,200     $ 11,055     $ 17,510
    Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
         LIFO expense..................................................            5,671        6,316        5,595
         Amortization of goodwill......................................            2,083        2,082        2,083
         Depreciation and amortization.................................            5,829        6,829        7,595
         Amortization of debt refinancing fees.........................            1,274        1,274        1,274
         Deferred income taxes.........................................           (2,828)        (916)       3,338
         Other.........................................................             (683)       1,170        1,451
    Changes in operating assets and liabilities:
         Increase in trade accounts receivable.........................             (260)      (5,537)      (4,544)
         Increase in other receivables.................................           (2,554)      (1,886)      (3,137)
         Increase in inventories.......................................           (1,131)     (10,010)     (22,976)
         (Increase) decrease in prepaid expenses and other.............              319       (8,112)        (737)
         Increase in trade accounts payable............................            1,554        1,221       12,412
         Increase (decrease) in cigarette and tobacco taxes payable....           13,931       (6,389)       1,633
         Increase (decrease) in other accrued
               liabilities and income taxes payable....................           (2,624)         978        6,714
                                                                                --------     --------     --------
Net cash provided by (used in) operating activities....................           40,781       (1,925)      28,211
                                                                                --------     --------     --------

INVESTING ACTIVITIES:
    Additions to property and equipment................................           (6,575)      (7,620)      (7,916)
                                                                                --------     --------     --------
Net cash used in investing activities..................................           (6,575)      (7,620)      (7,916)
                                                                                --------     --------     --------

FINANCING ACTIVITIES:
    Net borrowings (payments) under revolving credit agreement.........          (48,789)      16,282      (14,650)
    Net borrowings (payments) under accounts receivable facility.......            6,000        5,000       (8,500)
                                                                                --------     --------     --------
    Net cash provided by (used in) financing activities................          (42,789)      21,282      (23,150)
                                                                                --------     --------     --------

Effects of changes in foreign exchange rates...........................            1,276         (887)      (1,044)
                                                                                --------     --------     --------
Increase (decrease) in cash............................................           (7,307)      10,850       (3,899)
Cash, beginning of year................................................           24,586       17,279       28,129
                                                                                --------     --------     --------
CASH, END OF YEAR                                                               $ 17,279     $ 28,129     $ 24,230
                                                                                ========     ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the year for:
      Interest.........................................................         $ 12,451     $ 12,354     $ 11,221
      Income taxes.....................................................            7,305       11,159       10,410









         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001


1. ORGANIZATION AND FORM OF BUSINESS

     Core-Mark International, Inc. and subsidiaries (the "Company") is a full-service wholesale distributor of tobacco, food and other consumer products to convenience stores, grocery stores, mass merchandisers and liquor and drug stores in western North America.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

     These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management considers the allowance for doubtful accounts, inventory reserves, recoverability of goodwill, and self-insurance obligations to be those estimates which involve a higher degree of judgments, estimates, and complexity.

         PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the Company and all of its wholly-owned subsidiaries including a Special Purpose Company (SPC) used to securitize its receivables. All significant intercompany balances and transactions are eliminated.

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

         EXCISE TAXES

     State and provincial excise taxes paid by the Company on cigarettes were $583.5 million, $597.5 million and $626.5 million, for the years ended December 31, 1999, 2000 and 2001, respectively, and are included in net sales and cost of goods sold.

         INVENTORIES

     Inventories are valued at the lower of cost or market. In the United States, cost is determined on a last-in, first-out (LIFO) basis using Producer Price Indices as determined by the Department of Labor and Statistics. Under LIFO, current costs of goods sold are matched against current sales. Inventories in Canada amount to $18.6 million and $21.7 million at December 31, 2000 and 2001, respectively, and are valued on a first-in, first-out (FIFO) basis.

     During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. An increase in cost of goods sold and a decrease in inventories of $5.7 million, $6.3 million and $5.6 million resulted from using the LIFO method for the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company provides inventory valuation adjustments for estimated spoiled, aged, and unrecoverable inventory based on historical shrinkage and sales experience.

         COST OF GOODS SOLD

     Cost of goods sold includes costs of inventory sold during the period, including product costs net of vendor payment discounts. Vendor allowances and credits that relate to the Company's buying and merchandising activities are recognized as a reduction of cost of goods sold as earned.

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

         GOODWILL

     Goodwill is amortized on a straight-line basis over a forty-year period. Amortization expense for each of the years ended December 31, 1999, 2000 and 2001 was $2.1 million.

     The Company assesses the recoverability of long-lived assets, including goodwill, by determining whether the amortization of such assets over the remaining life can be recovered through undiscounted future operating cash flows of the related operations. Based on this calculation, the Company is of the opinion that there is no impairment of long-lived assets as of December 31, 2001.

         REVENUE RECOGNITION

     The Company recognizes revenue at the time the product is shipped, or the services are provided to the customer. Promotional incentives and discounts provided to the Companies' customers are recorded as a reduction of net sales as they are earned.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

         SHIPPING AND HANDLING CHARGES

     As a wholesale distributor, the Company classifies the costs of shipping and handling product to its customers as operating and administrative expenses. The Company's net sales to its customers include markups, which are designed to cover these costs.

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

         SELF-INSURANCE RESERVES

     The Company maintains reserves related to health and welfare and workers compensation programs that are principally self-insured programs.

         NEW ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the standard effective April 1, 2001, as required. The adoption of SFAS No. 140 did not have an impact on the Company's consolidated financial statements.


     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination and the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. The Company is required to adopt SFAS No. 142 on January 1, 2002 at which time goodwill will no longer be amortized but will be required to be tested for impairment at least annually. Intangible assets with definitive useful lives will be amortized over their useful life and intangible assets with an indefinite useful life are not amortized, but will rather be tested at least annually for impairment. The Company is evaluating the impact that the adoption SFAS No. 142 will have on its financial position, results of operations and cash flows. Upon implementation of SFAS No. 142, the Company will cease to record amortization expense, which totaled $2.1 million for the fiscal year ended December 31, 2001.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provision of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" for the disposal of a business. It retains, however, the requirement in APB No. 30 to report separately discontinued operations, and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for the Company on January 1, 2002. The Company is currently evaluating the impact that the adoption of SFAS No. 144 will have on its financial position, results of operations and cash flows.

     Effective January 1, 2002, EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," requires that consideration paid to a distributor or retailer to promote the vendor's products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company adopted EITF No. 00-25 in 2001 and classified the applicable costs as a reduction of net sales rather than as selling, general and administrative expense. The adoption of EITF No. 00-25 did not materially impact the Company's consolidated financial position, results of operations and cash flows.

3. FINANCING

     Long-term  debt  consisted of the following at December 31 (in  thousands):

                                                             2000          2001
                                                           --------     --------

     Accounts receivable facility....................      $ 85,000     $ 76,500
     Revolving credit facility.......................        26,617       11,967
     Senior subordinated notes.......................        75,000       75,000
                                                           --------     --------

              Long-term debt.........................      $186,617     $163,467
                                                           ========     ========

         ACCOUNTS RECEIVABLE FACILITY

     On April 1, 1998, the Company entered into a transaction to securitize its U.S. trade accounts receivable portfolio ("Accounts Receivable Facility"). In connection with this transaction, the Company formed a wholly-owned special purpose, bankruptcy-remote subsidiary (the "Special Purpose Company" or "SPC"), to which the U.S. trade accounts receivable originated by the Company are sold or contributed, without recourse, pursuant to a receivables sale agreement. The receivables have been assigned, with a call option by the SPC, to a trust formed pursuant to a pooling agreement. On April 1, 1998, the SPC issued two classes of term certificates with an aggregate principal value of $55 million, and variable certificates of up to $30 million representing fractional undivided interests in the receivables and the proceeds thereof. The SPC is included in the Company's consolidated financial position and results of operations, and therefore all assets and liabilities of the SPC are reflected on the consolidated balance sheet of the Company.

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

     The interest rate on the fixed term certificates is 0.28% (Class A) and 0.65% (Class B) above the Eurodollar Rate which was 1.87% as of December 31,
2001. The interest rate on the variable certificates is 0.25% above the commercial paper rate (as defined in the securitization agreement), which was 1.78% as of December 31, 2001. There is a commitment fee and facility fee of 0.375% and 0.1%, respectively, on the total value of available variable certificates. As of December 31, 2001, the amount outstanding under the Accounts Receivable Facility was $76.5 million, with sufficient collateral to borrow an additional $8.5 million, the limit under this facility.


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

     Under the Revolving Credit Facility the Company has the option to borrow under: (i) Revolving Credit Loans, which prior to the amendment, bore interest at 1.5% above the bank's Prime Rate; or (ii) Eurodollar Loans, which prior to the amendment, bore interest at 2.5% above the bank's Eurodollar Rate. The amendment reduced interest rates to 1.0% above the Prime Rate, and to 2.0% above the Eurodollar Rate, as defined in the amendment. The Company has the ability to further reduce interest rates based on certain leverage ratio criteria as defined in the amendment. Based on this criteria, the Company reduced its interest rates, effective October 1, 1998, to 0.75% above the Prime Rate and 1.75% above the Eurodollar Rate and again effective March 16, 1999, to 0.25% above the Prime Rate and 1.25% above the Eurodollar Rate, which are the rates in effect at December 31, 2001. The bank's Prime Rate and Eurodollar Rate was 4.75% and 1.87%, respectively, at December 31, 2001.

     As of December 31, 2001, the amount outstanding under the Revolving Credit Facility was $12.0 million, with a sufficient borrowing base to draw an additional $108.0 million, the limit under this facility. There is a commitment fee of 0.325% on the unused portion of the Revolving Credit Facility. The obligations are secured by all assets of the Company, with the exception of U.S. trade accounts receivable, which are utilized to support the Accounts Receivable Facility.

     The Company had letters of credit of $3.4 million and $5.3 million outstanding at December 31, 2000 and 2001, respectively. The letters of credit are issued primarily to secure the Company's bond and insurance programs. The Company pays fees of 1.25% per annum on the outstanding portion of letters of credit. Prior to the amendment these fees were 2.50% per annum.

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

         MATURITY OF LONG-TERM DEBT IN 2003

     The revolving period of the Accounts Receivable Facility expires in January 2003. This facility is structured such that, upon expiration, the subsequent collections of U.S. trade receivables are used to pay the outstanding balance until it is paid in full. The Revolving Credit Facility expires on April 30, 2003. The Senior Subordinated notes mature on September 15, 2003. The Company intends to refinance all outstanding long-term debt prior to their maturities and is currently exploring alternatives. These alternatives include arrangements similar to existing arrangements such as a new accounts receivable securitization, a revolving facility, new senior subordinated notes, as well as other financing vehicles. Depending on the market conditions at the time of the refinancing, the terms obtained by the Company may, or may not be as favorable as the current terms.

4. COMMITMENTS AND CONTINGENCIES

         LEASES

     The Company leases the majority of its sales and warehouse distribution facilities, automobiles and trucks under lease agreements expiring at various dates through 2011, excluding renewal options. The leases generally require the Company to pay taxes, maintenance and insurance. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) were as follows as of December 31, 2001 (in thousands):

         2002 .........................................................  $12,242
         2003 .........................................................   10,409
         2004 .........................................................    8,908
         2005 .........................................................    7,473
         2006 .........................................................    6,420
         Thereafter....................................................    9,264
                                                                         -------
              Total minimum lease payments.............................  $54,716
                                                                         =======

     Rental expense for operating  leases was $14.4  million,  $15.3 million and
$16.1  million  for  the  years  ended   December  31,  1999,   2000  and  2001,
respectively.

         CLAIMS AND ASSESSMENTS

     The Company is a defendant to claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

5. EMPLOYEE BENEFIT PLANS

         PENSION PLAN

     The Company sponsors a qualified pension plan and a non-pension postretirement benefit plan for employees hired before September 1986. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2001, and a statement of the December 31 funded status for both years (in thousands):

                                                           Pension Benefits           Other Benefits
                                                        ---------------------     ---------------------
                                                           2000        2001         2000         2001
                                                        --------     --------     --------     --------
BENEFIT OBLIGATION RECONCILIATION
   January 1 obligation                                 $ 14,512     $ 14,936     $  1,927     $  2,201
   Service cost                                                -            -           35           39
   Interest cost                                           1,123        1,140          161          164
   Participant contributions                                   -            -           40           37
   Actuarial loss                                            433        1,123          221           83
   Benefit payments                                       (1,132)      (1,182)        (183)        (132)
                                                        --------     --------     --------     --------
   December 31 obligation                               $ 14,936     $ 16,017     $  2,201     $  2,392
                                                        ========     ========     ========     ========

                                                          Pension  Benefits           Other  Benefits
                                                       ----------------------     ---------------------
                                                          2000         2001         2000         2001
                                                       ---------     --------     --------     --------
FAIR VALUE OF PLAN ASSETS RECONCILIATION
   January 1 fair value of plan assets                  $ 13,730     $ 13,462     $      -     $      -
   Actual return on plan assets                              864            6            -            -
   Employer contributions                                      -          722          143           95
   Participant contributions                                   -            -           40           37
   Benefit payments                                       (1,132)      (1,182)        (183)        (132)
                                                        --------     --------     --------     --------
   December 31 fair value of plan assets                $ 13,462     $ 13,008     $      -     $      -
                                                        ========     ========     ========     ========

FUNDED STATUS
   December 31 funded status                            $ (1,474)    $ (3,009)    $ (2,201)    $ (2,392)
   Unrecognized:
     Unamortized prior service cost                            -            -         (134)        (117)
     Actuarial  loss                                       2,833        4,764          770          788
                                                        --------     --------     --------     --------
   Net amount recognized                                $  1,359     $  1,755     $ (1,565)    $ (1,721)
                                                        ========     ========     ========     ========

The  following   table   provides  the  amounts   recognized  in  the  Company's
consolidated balance sheets as of December 31 (in thousands):

                                                          Pension  Benefits           Other  Benefits
                                                        ---------------------     ---------------------
                                                          2000         2001         2000         2001
                                                        --------     --------     --------     --------

   Accrued benefit liability                            $ (1,474)    $ (3,009)    $ (1,565)    $ (1,721)
   Additional minimum pension
      liability                                            2,833        4,764            -            -
                                                        --------     --------     --------     --------
   Net amount recognized                                $  1,359     $  1,755     $ (1,565)    $ (1,721)
                                                        ========     ========     ========     ========


The following table provides components of the net periodic pension and other benefit cost for fiscal years 1999, 2000 and 2001 (in thousands):

                                                       Pension  Benefits                       Other Benefits
                                              ----------------------------------     ---------------------------------
                                                1999         2000          2001        1999         2000         2001
                                              --------     --------     --------     --------     --------    --------

Service cost                                  $      -     $      -     $      -     $     26     $     35    $     39
Interest cost                                    1,093        1,123        1,140          140          161         164
Expected return on plan assets                  (1,078)        (988)        (989)           -            -           -
Amortization of:
   Prior service cost                                -            -            -          (17)         (17)        (17)
   Net actuarial loss                              141          124          176           58           83          64
                                              --------     --------     --------     --------     --------    --------
Net periodic benefit cost                     $    156     $    259     $    327     $    207     $    262    $    250
                                              ========     ========     ========     ========     ========    ========

     The amount included within accumulated other comprehensive income (loss) in the Company's consolidated statement of shareholders' equity was $3,828,000 at December 31, 2001 and $2,660,000 at December 31, 2000, which is net of income taxes.

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

     The  assumptions   used  in  the  measurement  of  the  Company's   benefit
obligations are shown in the following table:

                                                           Pension  Benefits             Other Benefits
                                                       -------------------------    ----------------------
                                                       1999      2000       2001    1999     2000     2001
                                                       ----      ----       ----    ----     ----     ----

December 31 weighted-average assumptions:
   Discount rate                                       8.00%     7.75%     7.25%    8.00%    7.75%    7.25%
   Expected return on plan assets                      7.50      7.50      7.50      N/A      N/A      N/A
   Rate of compensation increase                        N/A       N/A       N/A      N/A      N/A      N/A

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999, 8% for 2000 and 7% for 2001. The rate was assumed to decrease gradually each year to a rate of 6% for 2002 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A 1% change in assumed health care cost trend rates would have the following effects (dollars in thousands):

                                                                                                1%
                                                                                     -------------------------
                                                                                     Increase         Decrease
                                                                                     --------         --------
Effect on total of service and interest cost components of net periodic
   postretirement health care benefit cost                                             $ 27             $(22)
Effect on the health care component of the accumulated postretirement benefit
   obligation                                                                           480             (380)

         SAVINGS PLANS

     The Company maintains defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. Eligible employees may elect to contribute on a tax-deferred basis from 1% to 22%, and from 1% to 18% of their compensation in the U.S. and Canada, respectively. A contribution of up to 6% is considered to be a "basic contribution" and the Company makes a matching contribution of $0.50 for each dollar of a participant's basic contribution. The Company's contributions to the plans were $1,145,000, $1,203,000 and $1,241,000 for 1999, 2000 and 2001, respectively.

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

A summary of the Company's option activity and related information is as follows:

                                                                               1999       2000       2001
                                                                             -------    -------    -------

         Options outstanding, beginning of the year....................      215,000    239,700    238,700
              Granted..................................................       33,000      8,000     24,000
              Forfeitures..............................................       (8,300)    (9,000)    (1,200)
                                                                             -------    -------    -------
         Options outstanding, end of year..............................      239,700    238,700    261,500
                                                                             =======    =======    =======
         Options exercisable at end of year............................           --         --         --
         Options available for grant at end of year....................       60,300     61,300     38,500


     The weighted-average exercise price of the Company's granted options for each of the years ended December 31, 1999, 2000 and 2001 was $13.18, $14.00 and $16.00, respectively. The Company's options outstanding at December 31, 2001 range in exercise price from $10.00 to $16.00, with a weighted-average exercise price of $11.06 and a weighted-average remaining contractual life of 3.8 years.

     Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had recorded compensation cost based on the fair value of the awards at the grant dates. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.46% for 1999, 5.29% for 2000 and 4.57% for 2001; volatility of 0.00%; dividend yield of 0.00%; and an expected life of the option of 4 years for 1999, 3 years for 2000 and 2 years for 2001. The weighted-average estimated fair value per option granted in 1999, 2000 and 2001, was $2.96, $2.03 and $1.38, respectively. For the purpose of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Based on these assumptions, pro forma net income for 1999, 2000 and 2001 would have been $20,074,000, $10,928,000 and
$17,367,000, respectively.

6.  INCOME TAXES

     The Company's income tax expense consists of the following for the years ended December 31 (in thousands):

                                                                              1999        2000        2001
                                                                            --------    --------    --------
         Current:
              Federal..................................................     $  6,313    $  8,380    $  8,333
              State....................................................        1,804       1,801       2,048
              Foreign..................................................          451         417         549
                                                                            --------    --------    --------
                                                                               8,568      10,598      10,930
         Deferred:
              Federal..................................................        3,193        (375)      2,860
              State....................................................           63        (396)        243
              Foreign..................................................          155         155         194
                                                                            --------    --------    --------
                                                                               3,411        (616)      3,297

         Increase (decrease) in valuation allowance....................       (6,239)       (261)         41
                                                                            --------    --------    --------
         Income tax expense                                                 $  5,740    $  9,721    $ 14,268
                                                                            ========    ========    ========

     A reconciliation between the Company's income tax expense and income taxes computed by applying the statutory federal income tax rate to income before income taxes is as follows for the years ended December 31 (in thousands):

                                                                              1999        2000         2001
                                                                            --------    --------    --------
         Expected federal income tax expense at the statutory rate.....     $  9,079    $  7,272    $ 11,122
         Increase (decrease) in taxes resulting from:
              Goodwill amortization....................................          692         692         692
              State income tax expense, net of federal tax benefit.....        1,214         913       1,489
              Change in valuation allowances...........................       (6,239)       (261)         41
         Other, net....................................................          994       1,105         924
                                                                            --------    --------    --------
         Income tax expense............................................     $  5,740    $  9,721    $ 14,268
                                                                            ========    ========    ========

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                                                          2000         2001
                                                                                        --------    --------
         Deferred tax assets:
              Net operating loss carryforwards......................................    $  6,220    $  5,237
              Employee benefits, including postretirement benefits..................       3,814       5,118
              Other.................................................................       4,512       4,301
                                                                                        --------    --------
                  Total deferred tax assets.........................................      14,546      14,656
              Less valuation allowance..............................................        (653)       (694)
                                                                                        --------    --------
                  Net deferred tax assets...........................................      13,893      13,962
                                                                                        --------    --------
         Deferred tax liabilities:
              Inventories...........................................................       6,350       7,951
              Property & equipment..................................................       3,898       4,441
              Other.................................................................       8,878       9,309
                                                                                        --------    --------
                  Total deferred tax liabilities....................................      19,126      21,701
                                                                                        --------    --------
                  Net deferred tax liabilities......................................    $  5,233    $  7,739
                                                                                        ========    ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At each balance sheet date, a valuation allowance has been established against the deferred tax assets based on management's assessment. Prior to 1999, the Company had a significant valuation allowance that reduced certain deferred tax assets, based upon management's assessment that it was more likely than not that these deferred tax assets would not be realized. However, as a result of the Company's strong earnings history, management concluded in 1999 that the tax benefits related to future deductions, including net operating loss carryforwards, were more likely than not to be realized, and therefore reduced the valuation allowance by $6.2 million. At December 31, 2001, the Company had $0.7 million of valuation allowance remaining on its balance sheet.

     At December 31, 2001, the Company has available for U.S. federal income tax return purposes net operating losses totaling approximately $15.2 million, subject to certain limitations, which will expire between the years 2005 and 2007. The Company also has available for U.S. income tax return purposes alternative minimum tax credits totaling $1.1 million, which have an indefinite utilization period.

7. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount for the Company's cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair market value because of the short maturity of these financial instruments.

     The carrying amount of the Revolving Credit Facility and Accounts Receivable Facility, which are variable rate instruments, approximates fair market value. The rate of interest, which is tied to either the bank's Prime Rate or Eurodollar Rate or the commercial paper rate, fluctuates with market conditions. The fair value of the Notes, calculated based on quoted market prices, was $71,250,000 and $72,000,000 at December 31, 2000 and 2001,
respectively. The Company's Notes are very thinly traded, and the prices used to determine the fair value of the Notes, while based on actual transactions, may or may not be indicative of prices received for larger dollar transactions.

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


                                                                               1999         2000           2001
                                                                           ----------    ----------    ----------

         Net sales from external customers.............................    $2,838,107    $3,035,379    $3,425,024
         Segment depreciation and amortization expense (1).............         5,647         6,544         7,299
         Segment interest  expense.....................................        12,980        13,816        16,623
         Segment pre-tax operating income (2)..........................        29,195        23,454        29,928
         Capital expenditures..........................................         6,575         7,620         7,916

         Segment assets................................................       338,038       362,593       382,015

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

     A reconciliation of certain of the segment information reported above, to the applicable items in the consolidated financial statements are as follows (in thousands):

        INCOME BEFORE INCOME TAXES
        --------------------------

                                                                              1999        2000        2001
                                                                            --------    --------    --------

         Segment information...........................................     $ 29,195    $ 23,454    $ 29,928
         Less: Goodwill and other unallocated amortization.............        2,265       2,368       2,378
            Interest expense: unallocated and other....................         (284)       (964)     (5,502)
            Amortization of debt refinancing costs.....................        1,274       1,274       1,274
                                                                            --------    --------    --------
         Consolidated total............................................     $ 25,940    $ 20,776    $ 31,778
                                                                            ========    ========    ========

         INTEREST EXPENSE
         ----------------

                                                                              1999        2000        2001
                                                                            --------    --------    --------

         Segment information...........................................     $ 12,980    $ 13,816    $ 16,623
         Add: Unallocated and other....................................         (284)       (964)     (5,502)
                                                                            --------    --------    --------
         Consolidated total............................................     $ 12,696    $ 12,852    $ 11,121
                                                                            ========    ========    ========


         DEPRECIATION AND AMORTIZATION
         -----------------------------

                                                                              1999        2000        2001
                                                                            --------    --------    --------

         Segment information...........................................     $  5,647    $  6,544    $  7,299
         Add: Unallocated and other....................................          182         285         296
                                                                            --------    --------    --------
         Consolidated total............................................     $  5,829    $  6,829    $  7,595
                                                                            ========    ========    ========

         ASSETS
         ------
                                                                                          2000        2001
                                                                                        --------    --------


         Segment information...........................................                 $362,593    $382,015
         Add: Corporate assets.........................................                   12,283       8,126
                                                                                        --------    --------
         Consolidated total............................................                 $374,876    $390,141
                                                                                        ========    ========

         The Company operates in the United States and Canada. Foreign and domestic net sales and identifiable assets are as follows as of and for the years ended December 31, (in thousands):

                                                                              1999        2000         2001
                                                                          ----------   ----------   ----------

  Net Sales:
         United States.................................................   $2,371,252   $2,565,330   $2,932,500
         Canada........................................................      466,855      470,049      492,524
                                                                          ----------   ----------   ----------
         Total.........................................................   $2,838,107   $3,035,379   $3,425,024
                                                                          ==========   ==========   ==========

  Identifiable Assets:
         United States.................................................                $  323,733   $  339,665
         Canada........................................................                    38,860       42,350
         Corporate.....................................................                    12,283        8,126
                                                                                       ----------   ----------
         Total.........................................................                $  374,876   $  390,141
                                                                                       ==========   ==========








ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows (as of December 31, 2001):

       Name                   Age           Position
       ----                   ---           --------
Gary L. Walsh............     60 Chairman and Director
Robert A. Allen..........     52 President, Chief Executive Officer and Director
Leo F. Korman............     54 Senior Vice President, Chief Financial Officer
                                 and Secretary
Basil P. Prokop..........     58 President, Canada Division
J. Michael Walsh.........     53 Executive Vice President, Sales
Gerald J. Bolduc.........     56 Chief Information Officer, Vice President,
                                 Information Technology
Henry J. Hautau..........     59 Vice President, Employee and Corporate Services
Todd L. Stevens..........     40 Senior Vice President, Distribution
Thomas A. Berglund.......     41 Director
Terry J. Blumer..........     43 Director
John F. Klein............     38 Director
John A. Sprague..........     49 Director

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

EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the Company's chief executive officer and its four other most highly compensated executive officers for the years ended December 31, 2001, 2000 and 1999.


                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                           OTHER        ALL
                                                          ANNUAL       OTHER
                              FISCAL  SALARY   BONUS   COMPENSATION COMPENSATION
Name and Principal Position     YEAR     ($)    ($)       ($)(1)    ($)(2)(3)(4)
---------------------------   ------  ------   -----   ------------ ------------

Robert A. Allen..............   2001  $336,960  $320,000                  $7,810
  President and Chief           2000  $324,000  $145,800                  $7,997
  Executive Officer             1999  $311,538  $300,000                  $7,992


J. Michael Walsh.............   2001  $215,765  $150,000                  $7,083
  Executive Vice President,     2000  $214,785  $ 82,500                  $7,289
  Sales                         1999  $206,524  $127,500                  $7,135

Leo F. Korman................   2001  $232,311  $150,000                  $7,182
  Senior Vice President and     2000  $223,376  $ 87,500                  $7,344
  Chief Financial Officer       1999  $214,785  $145,000                  $7,203

Todd L. Stevens..............   2001  $192,115  $100,000                  $6,941
  Senior Vice President,        2000  $185,000  $ 46,666                  $7,096
  Distribution                  1999  $130,384  $ 56,200    $203,455      $5,031

Basil P. Prokop..............   2001  $174,338  $103,299                  $4,640
  President, Canada Division    2000  $176,621  $      0                  $4,970
                                1999  $170,100  $ 60,578                  $4,618

-----------

(1)  Consists of relocation costs.

(2) These figures for 2001 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts: Mr. Allen, $5,100; Mr. J.M. Walsh, $5,100; Mr. Korman, $5,100; and Mr. Stevens, $5,100; (ii) Company matching contributions to the Registered Retirement Savings Plan (defined below) for Mr. Prokop, $2,905; (iii) life and other insurance premiums in the following amounts: Mr. Allen, $2,710; Mr. J.M. Walsh, $1,983; Mr. Korman, $2,082; Mr. Stevens, $1,841; and Mr. Prokop $1,735.

(3) These figures for 2000 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts: Mr. Allen, $5,100; Mr. J.M. Walsh, $5,100; Mr. Korman, $5,100; and Mr. Stevens, $5,100; (ii) Company matching contributions to the Registered Retirement Savings Plan (defined below) for Mr. Prokop, $3,028; (iii) life and other insurance premiums in the following amounts: Mr. Allen, $2,897; Mr. J.M. Walsh, $2,189; Mr. Korman, $2,244; Mr. Stevens, $1,996; and Mr. Prokop $1,942.

(4) These figures for 1999 consist of the sum of: (i) Company matching contributions to the Savings Plan (defined below) in the following amounts: Mr. Allen, $4,800; Mr. J.M. Walsh, $4,800; Mr. Korman, $4,800; and Mr. Stevens, $4,069; (ii) Company matching contributions to the Registered Retirement Savings Plan (defined below) for Mr. Prokop, $2,580; (iii) life and other insurance premiums in the following amounts: Mr. Allen, $3,192; Mr. J.M. Walsh, $2,335; Mr. Korman, $2,403; Mr. Stevens, $962; and Mr. Prokop $2,038.

STOCK OPTIONS

     During the year ended December 31, 2001 there were no stock options granted to the Company's chief executive officer or its four other most highly compensated executive officers.

     The following table summarizes information with respect to the Company's chief executive officer and its four other most highly compensated executive officers concerning the exercise of options during 2001 and unexercised options held on December 31, 2001. The only executive officer holding options at December 31, 2001 is Todd L. Stevens.

      AGGREGATED OPTION EXERCISES IN 2001 AND FISCAL YEAR END OPTION VALUES

                                                                               NUMBER OF SHARES                 VALUE OF UNEXERCISED
                                                                             UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                                                          OPTIONS AT FISCAL YEAR-END              AT FISCAL YEAR-END
                                                                          --------------------------            --------------------
                              SHARES ACQUIRED
NAME                          ON EXERCISE (#)     VALUE REALIZED ($)     EXERCISABLE     UNEXERCISABLE  EXERCISABLE($) UNEXERCISABLE
----                          ---------------     ------------------     -----------     -------------  -------------- -------------

Todd L Stevens...............       0                  $ 0                    0              29,000         $ 0           N/A (1)

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

     Eligible employees may elect to contribute on a tax-deferred basis from 1% to 22% of their compensation (as defined in the Savings Plan), subject to statutory limitations. A contribution of up to 6% is considered to be a "basic contribution" and the Company makes a matching contribution of $0.50 for each dollar of a participant's basic contribution (all of which may be subject to certain statutory limitations).

     Each participant has a fully vested (nonforfeitable) interest in all contributions made by the individual and all earnings thereon. Each participant must be employed at the end of each quarter to receive an allocation of matching contribution for the most recent calendar quarter.

     The amount of Company matching contributions that the following officers have accrued in the Savings Plan as of December 31, 2001 is as follows: Robert
A. Allen, $43,756; J. Michael Walsh,  $43,639; Leo F. Korman,  $43,013; and Todd
L. Stevens, $35,226.

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

     Eligible employees may elect to contribute on a tax-deferred basis from 1% to 18% of their compensation (as defined in the RRSP), subject to statutory limitations. A contribution of up to 6% is considered to be a "basic contribution" and the Company makes a matching contribution of $0.50 for each dollar of a participant's basic contribution (all of which may be subject to certain statutory limitations).

     Basil P. Prokop has $36,325 of Company matching contributions in the Registered Retirement Savings Plan as of December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 31, 2001, certain information regarding the beneficial ownership of the common stock of the Company (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock of the Company, (ii) by each of the Company's directors and executive officers and (iii) by all directors and executive officers as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole investment and voting power with respect to all the shares of common stock of the Company shown as being beneficially owned by them.

                                                  Number of
                                                  Shares of
                                               Common Stock of     Percentage of
                                                  the Company    Total shares of
                 Name and Address of              Beneficially   Common Stock of
                 Beneficial Owners (a)            Owned            the Company
                 ---------------------            -----            -----------

 Jupiter.......................................   4,125,000            75.0%
 Robert A. Allen...............................     281,875              5.1
 Leo F. Korman.................................     213,125              3.9
 Basil P. Prokop...............................     164,999              3.0
 Gary L. Walsh.................................     343,751              6.2
 J. Michael Walsh..............................     213,125              3.9
 Thomas A. Berglund............................   4,125,000 (b)         75.0
 Terry J. Blumer...............................   4,125,000 (b)         75.0
 John F. Klein.................................   4,125,000 (b)         75.0
 John A. Sprague...............................   4,125,000 (b)         75.0
 All directors and executive officers
     as a group (9 persons) (b)................   5,341,875            97.1%

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

         1.  Financial Statements

     The  consolidated   financial   statements  listed  in  Item  8.  Financial
Statements, which appear on page 17, are included herein.

         2.   Financial Statement Schedule

     The following financial statement schedule of Core-Mark International, Inc. for the fiscal years ended December 31, 1999, 2000, and 2001 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Core-Mark International, Inc. and subsidiaries.

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

          3.2 Amended By-laws of the Company, incorporated herein by reference from exhibit 3.2 of Core-Mark International, Inc. Annual Report on Form 10-K filed March 19, 1999 (Registration No. 333-14217).

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




(b) Reports on Form 8-K

    None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on March 29, 2002.


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


             Signature                    Title                       Date
             ---------                    -----                       ----

        /s/ Gary L. Walsh
      -------------------------
            Gary L. Walsh          Chairman and Director          March 29, 2002

        /s/ Robert A. Allen
      -------------------------
            Robert A. Allen        President, Chief Executive
                                       Officer and Director       March 29, 2002

        /s/ Leo F. Korman
      -------------------------
            Leo F. Korman          Senior Vice President,
                                   Chief Financial Officer and    March 29, 2002
                                   Principal Accounting Officer

        /s/ Thomas A. Berglund
      -------------------------
            Thomas A. Berglund              Director              March 29, 2002

        /s/ Terry J. Blumer
      -------------------------
            Terry J. Blumer                 Director              March 29, 2002

        /s/ John F. Klein
      -------------------------
            John F. Klein                   Director              March 29, 2002

        /s/ John A. Sprague
      -------------------------
            John A. Sprague                 Director              March 29, 2002

                                                                     SCHEDULE II

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1999, 2000 and 2001
                                 (in thousands)

               Column A               Column B                Column C                 Column D       Column E
                                                             Additions
               --------               ----------       -------------------------      ----------     ----------

                                      Balance at       Charged to     Charged to                      Balance at
                                      Beginning        Costs and        Other                          End of
               Description            of Year           Expenses       Accounts       Deductions        Year
               -----------            ----------       ----------     ----------      ----------     ----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31,
   1999.........................        $ 2,761          $  308          $    _        $ (749)(a)      $ 2,320
   2000.........................          2,320             969               _          (629)(a)        2,660
   2001.........................          2,660           2,031               _          (893)(a)        3,798


(a) Deductions consist of accounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged off.