Form 10-Q
period 2002-03-31
CORE MARK INTERNATIONAL INC
filed 2002-05-15
CIK 1024726

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002




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

                                  ============

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _x_ Yes ___ No

                  At April 30, 2002, Registrant had outstanding
                       5,500,000 shares of Common Stock.

                 ===============================================

                 Core-Mark International, Inc. and Subsidiaries

                    FORWARD-LOOKING STATEMENTS OR INFORMATION

          Certain statements contained in this quarterly report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial
     Condition and Results of Operations," and elsewhere herein and in the documents (if any) incorporated herein by reference are not statements of historical fact but are future-looking or forward-looking statements that may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such forward-looking terminology as the words "believes," "expects," "may," "will," "should," or "anticipates" (or the negative of such terms) or other variations thereon or comparable terminology, or because they involve discussions of Core-Mark International, Inc.'s (the "Company's") strategy. Such forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. The ability of the Company to achieve the results anticipated in such statements is subject to various risks and uncertainties and other factors which may cause the actual results, level of activity, performance or achievements of the Company or the industry in which it operates to be materially different from any future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the general state of the economy and business conditions in the United States and Canada; adverse changes in consumer spending; the effects on future operations of the Company due to the acquisition of the Company by Fleming Companies, Inc.; the ability of the Company to implement its business strategy, including the ability to integrate recently acquired businesses into  the  Company;  the  ability  of  the  Company  to  obtain  financing;
     competition; the level of retail sales of cigarettes and other tobacco products; possible effects of legal proceedings against manufacturers and sellers of tobacco products and the effect of government regulations affecting such products. As a result of the foregoing and other factors affecting the Company's business beyond the Company's control, no assurance can be given as to future results, levels of activity, performance or achievements and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

     Condensed Consolidated Balance Sheets as of December 31, 2001
     and March 31, 2002.....................................................   3
     Condensed Consolidated Statements of Income for the three
     months ended March 31, 2001 and 2002............. .....................   4
     Condensed Consolidated Statements of Cash Flows for the three
     months ended March 31, 2001 and 2002...................................   5
     Notes to Condensed Consolidated Financial Statements...................   6

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................   8

Item 3: Quantitative and Qualitative Disclosures About Market
        Risk................................................................  12

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings..................................................  13
Item 2:  Changes in Securities and Use of Proceeds..........................  13
Item 3:  Defaults Upon Senior Securities....................................  13
Item 4:  Submission of Matters to a Vote of Security Holders................  13
Item 5:  Other Information..................................................  13
Item 6:  Exhibits and Reports on Form 8-K...................................  13

Signature ..................................................................  14

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (In Thousands of Dollars)

                                                                                  December 31,   March 31,
                                                                                      2001         2002
                                                                                    --------     --------
Assets                                                                                         (Unaudited)

Current assets:
     Cash.......................................................................    $ 24,230     $ 23,542
     Receivables:
         Trade accounts, less allowance for doubtful accounts of $3,798 and
              $4,183, respectively..............................................     112,166      111,879
         Other..................................................................      20,002       19,023
     Inventories, net of LIFO allowance of $51,914 and $52,133, respectively....     128,168      118,278
     Prepaid expenses and other.................................................       8,547        8,610
                                                                                    --------     --------
         Total current assets...................................................     293,113      281,332

Property and equipment..........................................................      78,027       77,970
     Less accumulated depreciation..............................................     (45,180)     (46,555)
                                                                                    --------     --------
     Net property and equipment.................................................      32,847       31,415

Other assets....................................................................       6,497        6,034
Goodwill, net of accumulated amortization of $25,623............................      57,684       57,684
                                                                                    --------     --------
Total assets....................................................................    $390,141     $376,465
                                                                                    ========     ========
Liabilities and Shareholders' Equity
Current liabilities:
     Trade accounts payable.....................................................    $ 63,364     $ 55,884
     Cigarette and tobacco taxes payable........................................      53,771       59,088
     Income taxes payable.......................................................       4,067        7,079
     Deferred income taxes......................................................       4,879        4,869
     Current portion of long-term debt..........................................           0       76,000
     Other accrued liabilities..................................................      37,620       31,674
                                                                                    --------     --------
         Total current liabilities..............................................     163,701      234,594

Long-term debt..................................................................     163,467       75,000
Other accrued liabilities and deferred income taxes.............................      12,345       12,527
                                                                                    --------     --------
     Total liabilities..........................................................     339,513      322,121

Commitments and contingencies:
Shareholders' equity:
     Common stock; $.01 par value; 10,000,000 shares authorized;
         5,500,000 shares issued and outstanding................................          55           55
     Additional paid-in capital.................................................      26,121       26,121
     Retained earnings..........................................................      33,688       37,443
     Accumulated comprehensive loss:
         Cumulative currency translation adjustments............................      (5,408)      (5,447)
         Additional minimum pension liability...................................      (3,828)      (3,828)
                                                                                    --------     --------
         Total shareholders' equity.............................................      50,628       54,344
                                                                                    --------     --------
Total liabilities and shareholders' equity......................................    $390,141     $376,465
                                                                                    ========     ========
            See Notes to Condensed Consolidated Financial Statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                    ---------------------
                                                                                      2001         2002
                                                                                    --------     --------

Net sales.......................................................................    $754,266     $825,153
Cost of goods sold..............................................................     705,121      774,297
                                                                                    --------     --------
     Gross profit...............................................................      49,145       50,856
Operating and administrative expenses...........................................      42,150       41,463
                                                                                    --------     --------
     Operating income...........................................................       6,995        9,393

Interest expense, net...........................................................       3,042        2,488
Amortization of debt refinancing costs..........................................         318          318
                                                                                    --------     --------
     Income before income taxes.................................................       3,635        6,587

Income tax expense..............................................................       1,633        2,832
                                                                                    --------     --------
     Net income.................................................................    $  2,002     $  3,755
                                                                                    ========     ========




























            See Notes to Condensed Consolidated Financial Statements.

                 CORE-MARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                         Three Months
                                                                                       Ended March 31,
                                                                                    ---------------------
                                                                                      2001         2002
                                                                                    --------     --------
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income......................................................................    $  2,002     $  3,755

     Adjustments to reconcile net income to net cash provided by operating activities:
     LIFO expense...............................................................         397          219
     Amortization of goodwill...................................................         521            0
     Depreciation and amortization..............................................       1,954        2,052
     Amortization of debt refinancing fees......................................         318          318
     Deferred income taxes......................................................         318          135
     Other......................................................................         719          440

     Changes in operating assets and liabilities................................      42,638        5,045
                                                                                    --------     --------
Net cash provided by operating activities.......................................      48,867       11,964
                                                                                    --------     --------
INVESTING ACTIVITIES:

     Additions to property and equipment........................................        (517)        (152)
                                                                                    --------     --------
Net cash used in investing activities...........................................        (517)        (152)
                                                                                    --------     --------
FINANCING ACTIVITIES:

     Net payments under accounts receivable securitization......................     (30,000)        (500)
     Net payments under revolving credit agreement..............................     (26,617)     (11,967)
                                                                                    --------     --------
Net cash used in financing activities...........................................     (56,617)     (12,467)
                                                                                    --------     --------

Effects of changes in foreign exchange rates....................................      (1,027)         (33)
                                                                                    --------     --------
Decrease in cash................................................................      (9,294)        (688)
Cash, beginning of period.......................................................      28,129       24,230
                                                                                    --------     --------
CASH, END OF PERIOD.............................................................    $ 18,835     $ 23,542
                                                                                    ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments during the period for:
     Interest, net of interest received.........................................    $  5,215     $  4,548
     Income taxes, net of refunds...............................................         155         (318)

            See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 2002 and the condensed consolidated statements of income and of cash flows for the three months ended March 31, 2001 and 2002 have been prepared by Core-Mark
International, Inc. and subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2002, and the results of its operations and cash flows for the interim periods ended March 31, 2001 and 2002, have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 2001, is derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The notes accompanying the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K") include a description of the Company's significant accounting policies and additional information pertinent to an understanding of both the December 31, 2001 balance sheet and the interim financial statements included herein.

2.  INVENTORIES

     The condensed consolidated financial statements have been prepared using the LIFO method of accounting for inventories. The use of the LIFO method resulted in an increase in cost of goods sold and a corresponding decrease in inventories of $0.4 million and $0.2 million for the three months ended March 31, 2001 and 2002, respectively. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

3.  EXCISE TAXES

     State and provincial excise taxes on cigarettes included in sales and cost of goods sold were $141.4 million and $153.5 million for the three months ended March 31, 2001 and 2002, respectively.

4.  NEW  ACCOUNTING  STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination and the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002 and goodwill is no longer being amortized but is required to be tested for impairment at least annually. The Company is evaluating the impact that the adoption SFAS No. 142 will have on its financial position, results of operations and cash flows. The Company will complete the impairment analysis for goodwill during the second quarter. Goodwill amortization expense totaled $2.1 million for the fiscal year ended December 31, 2001.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provision of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" for the disposal of a business. It retains, however, the requirement in APB No. 30 to report separately discontinued operations, and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations or cash flows.

5.  COMPREHENSIVE INCOME

     The Company's comprehensive income was $1.0 million and $3.7 million for the three months ended March 31, 2001 and 2002 respectively, which included net income and other comprehensive losses related to foreign currency translation adjustments.

6.  SEGMENT INFORMATION

     Management has determined that the only reportable segment of the Company is its wholesale distribution segment, based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. There has been no change in the segment reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 2001 Form 10-K. Wholesale distribution segment information for the three months ended March 31 and asset information as of December 31, 2001 and March 31, 2002 is set forth below (dollars in thousands):

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                    ---------------------
                                                                                      2001         2002
                                                                                    --------     --------

         Net sales from external customers.............................             $754,266     $825,153

         Segment pre tax operating income (1)..........................             $  3,625     $  5,727
         Less: Goodwill and other unallocated amortization ............                  587          109
               Interest expense: unallocated and other.................                 (915)      (1,287)
               Amortization of debt refinancing costs..................                  318          318
                                                                                    --------     --------
         Consolidated income before income taxes.......................             $  3,635     $  6,587
                                                                                    ========     ========


         Assets                                                                   December 31,   March 31,
                                                                                      2001         2002
                                                                                    --------     --------

         Segment information..........................................              $382,015     $368,585
         Add: Corporate and other......................................                8,126        7,880
                                                                                    --------     --------
         Consolidated assets...........................................             $390,141     $376,465
                                                                                    ========     ========

--------------------------------------------------------------------------------
  (1) Represents operating income, including allocated interest expense, but excluding amortization of goodwill and debt refinancing costs, and income taxes.


7.  Agreement and Plan of Merger with Fleming Companies

     Core-Mark International, Inc., Fleming Companies, Inc., and Platform Corporation, a wholly owed subsidiary of Fleming Companies, Inc. entered into an Agreement and Plan of Merger dated as of April 23, 2002, pursuant to which Fleming Companies, Inc. will acquire the Company. The consummation of the transaction is subject to certain conditions being met as described in the Merger Agreement.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with Management's Discussion and Analysis and the discussion under the heading "Legal Proceedings
- Regulatory and Legislative Matters" included in the Company's 2001 Form 10-K.

GENERAL

     The Company is one of the largest broad-line, full-service wholesale distributors of packaged consumer products to the convenience retail industry in western North America. The products distributed by the Company include cigarettes, food products such as candy, fast food, snacks, groceries and non-alcoholic beverages, and non-food products such as film, batteries and other sundries, health and beauty care products and tobacco products other than cigarettes. In the quarter ended March 31, 2002, approximately 72%, 19% and 9% of the Company's net sales were derived from cigarettes, food products and non-food products, respectively.

     On April 23, 2002 the Company and Fleming Companies, Inc. entered into an agreement and plan of merger, pursuant to which Fleming Companies, Inc. will acquire the Company. The merger is expected to close prior to June 30, 2002.

TOBACCO INDUSTRY BUSINESS ENVIRONMENT

     Manufacturers and distributors of cigarettes and other tobacco products are currently facing a number of significant issues that affect the business environment in which they operate including: proposed additional governmental regulation; actual and proposed excise tax increases; increased litigation involving health and other effects of cigarette smoking and other uses of tobacco; and litigation by the U.S. Department of Justice to recover federal Medicare costs allegedly connected to smoking. The tobacco industry is also currently subject to significant regulatory restrictions, such as the requirement that product packages display warning labels, a prohibition on television and radio advertising and prohibitions on sales to minors.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     NET SALES. Net sales for the three months ended March 31, 2002 were $825.2 million, an increase of $70.9 million or 9.4% over the same period in 2001. The increase in net sales was primarily due to an increase in net sales of cigarettes, as well as increased sales of food and non-food products in 2002 compared to 2001.

     Net sales of cigarettes for the three months ended March 31, 2002 were $593.8 million, an increase of $48.1 million or 8.8% over the same period in 2001. The increase in net sales of cigarettes was principally due to increases in manufacturers' list prices, which have been passed on to the Company's customers in the form of higher prices and an increase in carton sales. The Company's total cigarette unit sales for the three months ended March 31, 2002 were 20.3 million cartons, an increase of 0.7 million cartons or 3.7% from the same period of 2001.

     Net sales of food and non-food products for the three months ended March 31, 2002 were $231.4 million, an increase of $22.8 million or 11.0% over the same period in 2001. The increase occurred primarily in fast food sales, which increased $7.5 million, or 26.4%, primarily due to new customer volume; general merchandise, which increased $5.2 million or 28.9%, due to increases in new and existing customer volume; and snacks, which increased $4.0 million or 23.0%, due to increases in new and existing customer volume.

     GROSS PROFIT. Gross profit for the three months ended March 31, 2002 was $50.9 million, an increase of $1.7 million or 3.5% over the same period in 2001. The gross profit margin for the three months ended March 31, 2002 decreased to 6.2% of net sales as compared to 6.5% of net sales for the comparable period in 2001. The decline in overall gross profit margin was principally due to an increase in the wholesale cost of cigarettes over the past year. Gross profit margins on cigarettes are significantly lower than the margins on food and non-food products, and the larger growth in cigarette revenues contributed to the overall reduction in margins. In addition gross profit margins on food and non-food products declined slightly.

     For the three months ended March 31, 2002, the Company recognized LIFO expense of $0.2 million compared to $0.4 million for the comparable period in 2001.

     OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses for the three months ended March 31, 2002 were $41.5 million, a decrease of $0.7 million or 1.6% as compared to the same period in 2001. Operating expenses for the three months ended March 31, 2002 decreased to 5.0% of net sales as compared to 5.6% of net sales for the same period in 2001, primarily due to the fact that the Company continues to exert tight control over expenses.

     OPERATING INCOME. As a result of the foregoing factors, operating income for the three months ended March 31, 2002 was $9.4 million, an increase of $2.4 million or 34.3% over the same period in 2001. As a percentage of net sales, operating income for the three months ended March 31, 2002 was 1.1%, as compared to 1.0% for the same period in 2001.

     NET INTEREST EXPENSE. Net interest expense for the three months ended March 31, 2002 was $2.5 million, a decrease of $0.6 million or 18.2% as compared to the same period in 2001, which resulted from a decrease in the Company's average debt levels and a decrease in average borrowing rates.

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

     The Company's debt obligations totaled $151.0 million at March 31, 2002, a decrease of $12.5 million or 7.6% from $163.5 million at December 31, 2001. The net decrease in outstanding debt is primarily due to decreased borrowings needed to finance working capital funding requirements. Debt requirements are generally the highest at December 31, when the Company historically carries higher inventory.

     The following table summarizes the Company's debt obligations as of March 31, 2002 (in thousands):


Current portion of long-term debt:
     Accounts Receivable facility.............  $ 76,000
Long term debt:
     Revolving Credit facility................         0
     Senior Subordinated notes................    75,000
                                                --------
Total.........................................  $151,000
                                                ========

     The revolving period of the Accounts Receivable Facility expires in January 2003. This facility is structured such that, upon expiration, the subsequent collections of U.S. trade receivables are used to pay the outstanding balance until it is paid in full. The Revolving Credit Facility expires on April 30, 2003. The Senior Subordinated notes mature on September 15, 2003. The Company intends to refinance all outstanding long-term debt prior to their maturities. If the acquisition of the Company by Fleming Companies, Inc. does not occur, the Company will explore alternative financing arrangements. These alternatives include arrangements similar to existing arrangements such as a new accounts receivable securitization, a revolving facility, new senior subordinated notes, as well as other financing vehicles. Depending on the market conditions at the time of the refinancing, the terms obtained by the Company may, or may not be as favorable as the current terms.

     The Company's principal sources of liquidity are net cash provided by operating activities and its credit facilities. At year end the Company typically carries higher inventories which are then liquidated in future periods. Inventories at March 31, 2002 were significantly higher then normal for this time of year, due to the decision to build cigarette inventories in anticipation of a manufacturer cigarette price increase in early April. This resulted in a decline in cash provided by operating activites compared to the same period in 2001.

     The Company made capital expenditures of $0.2 million in the first quarter of 2002. For the remainder of 2002, the Company estimates it will spend approximately $4 to $6 million for capital requirements, principally consisting of warehouse and other equipment.

IMPACT OF TOBACCO TAXES

     State and Canadian provincial tobacco taxes represent a significant portion of the Company's net sales and cost of goods sold attributable to cigarettes and other tobacco products. In the first quarter of 2002, such taxes on cigarettes represented approximately 23% of cigarette net sales in the U.S. and 45% in Canada. In general, such taxes have been increasing, and many states and Canadian provinces are currently weighing proposals for higher excise taxes on cigarettes and other tobacco products.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes there has been no material change in its exposure to market risk from that discussed in the Consolidated Financial Statements contained in the Company's 2001 annual report on Form 10-K.

                           PART II - OTHER INFORMATION


Item 1:  LEGAL PROCEEDINGS

     On September 22, 1999, the U.S. Department of Justice filed "an action to recover health care costs paid for and furnished...by the federal government for lung cancer, heart disease, emphysema and other tobacco-related illnesses caused by the fraudulent and tortious conduct of..." the major tobacco manufacturers. On September 28, 2000, the U.S. District Court for the District of Columbia dismissed some of the government's claims but allowed the case to proceed on two "civil RICO" grounds. The parties have filed various procedural motions and pre-trial documents. The trial is scheduled to begin in July 2003. If the Justice Department prevails in the litigation, or if the litigation is settled, there can be no assurance that the litigation will not result in increased cigarette prices and/or a material reduction of the consumption of tobacco products in the United States; such circumstances could have a material adverse affect on the Company's business and financial position.

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

         Not applicable


Item 5: Other Information

         Not applicable


Item 6: Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K:

         None.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of South San Francisco, California, on May 15, 2002.


                          CORE-MARK INTERNATIONAL, INC.



                          By        /s/ Leo F. Korman
                              -----------------------------------
                          Leo F. Korman, Senior Vice President and
                          Chief Financial Officer